Form 10-Q
period 1996-03-31
WALNUT FINANCIAL SERVICES INC
filed 1996-05-15
CIK 942378

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1996 or


|_| Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from _________________ to _________________

                         Commission file number 0-26072


                         Walnut Financial Services, Inc.

             (Exact Name of Registrant as Specified in Its Charter)

           Utah                                                 87-0415597
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

    8000 Towers Crescent Drive, Suite 1070
    Vienna, Virginia                                              22182
   (Address of Principal Executive Offices)                     (Zip Code)

                                 (703) 448-3771

              (Registrant's Telephone Number, Including Area Code)

                                       N/A
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  __X__ No _____          (The registrant has been subject to such filing
                              requirements only since July 12, 1995.)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         As of May 10, 1996 the registrant had 13,817,200 shares of Common Stock issued and outstanding.




                Walnut Financial Services, Inc. and Subsidiaries
                               Index To Form 10-Q

                                 March 31, 1996




                                                                                        Page
                                                                                       Number
                         Part I - Financial Information
Item 1 - Financial Statements

Condensed Consolidated Balance Sheets at March 31, 1996 and December 31, 1995            3

Condensed Consolidated Statements of Operations for the three months ended
March 31, 1996 and 1995                                                                  4

Condensed Consolidated Statements of Cash Flows for the three months ended
March 31, 1996 and 1995                                                                  5

Condensed Consolidated Statement of Changes in Stockholders' Equity for
the three months ended March 31, 1996                                                    6

Notes to Condensed Consolidated Financial Statements                                     7

Item 2 - Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                               10

                                            Part II - Other Information

Item 1 - Legal Proceedings                                                              16

Item 6 - Exhibits Required by Item 601 and Reports on Form 8-K                          16

Signatures                                                                              17




                         PART 1 - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS

                         WALNUT FINANCIAL SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                March 31, 1996    December 31, 1995
                                                --------------    -----------------
ASSETS

  Portfolio securities:

    Marketable equity securities                  $28,839,770        $26,622,030

    Non-marketable securities                       4,317,652          4,486,237

    Non-marketable debt securities                    846,694            845,694
                                                  -----------        -----------

      Total portfolio securities                   34,004,116         31,954,961

Current assets:

    Cash and cash equivalents                         752,095            396,440

    Accounts receivable (net of allowance)            779,509            630,092

    Interest receivable (net of allowance)             24,251             27,549

    Unbilled receivables                              440,590            501,332

    Other current assets                               65,605             76,420
                                                  -----------        -----------

      Total current assets                          2,062,050          1,631,833

Fixed assets, net of accumulated depreciation          52,762             54,935

Long term assets                                      212,168            355,283

Intangible assets                                   2,035,125          2,066,492
                                                  -----------        -----------

         TOTAL ASSETS                             $38,366,221        $36,063,504
                                                  ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

    Margin payable to brokers                     $ 4,930,150          5,131,783

    Notes payable to banks                          4,736,994          4,933,791

    Notes payable to related parties                  270,000            270,000

    Accounts payable, accrued expenses
     and other current liabilities                  1,042,519          1,003,088

    Current portion of long term debt                  49,144             47,953
                                                  -----------        -----------

      Total current liabilities                    11,028,807         11,386,615

Long-term debt, net of current portion              8,011,988          8,013,285

Non-current deferred tax liability                  2,241,750          1,247,967

Deferred rent, net of amortization                     25,177             16,311
                                                  -----------        -----------

      Total liabilities                            21,307,722         20,664,178
                                                  -----------        -----------

Shareholders' equity:

    Preferred stock, no stated value, 1,000,000
     shares authorized, no shares issued
    Common stock, $.01 stated value, 50,000,000
     shares authorized, 13,814,713 issued in 1996
     and 13,800,713 issued in 1995                    138,147            138,007

    Additional paid in capital                     13,120,288         13,085,428

    Retained earnings                               3,800,064          2,175,891
                                                  -----------        -----------

         Total shareholders' equity                17,058,499         15,399,326
                                                  -----------        -----------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $38,366,221        $36,063,504
                                                  ===========        ===========


Attention is directed to the accompanying notes to these financial statements



                         WALNUT FINANCIAL SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                              For the Three Months Ended
                                             ------------    ------------
                                            March 31, 1996  March 31, 1995
                                             ------------    ------------
Revenue:

    Recovery services                        $    219,395    $    100,841

    Operational support                           219,167         349,154

    Investment and other income                     5,638          27,999
                                             ------------    ------------

                                                  444,200         477,994
                                             ------------    ------------

Costs and Expenses:

    Cost of services                              394,527         262,056

    General and administrative                    412,788         343,063
                                             ------------    ------------

                                                  807,315         605,119
                                             ------------    ------------

Operating loss                                   (363,115)       (127,125)

Interest and other financial costs                481,938         326,844
                                             ------------    ------------

Loss before taxes and realized and               (845,053)       (453,969)
  unrealized gain and loss

Income tax benefit                                336,791         180,000

Realized gain/(loss) on sale of
  securities, net of tax                          442,932         245,998
                                             ------------    ------------

(Loss)/Income before unrealized loss              (65,330)        (27,971)

Unrealized gain on investments, net of tax      1,689,503        (965,728)
                                             ------------    ------------

Net Income(Loss)                             $  1,624,173    $   (993,699)
                                             ------------    ------------

Income(Loss) per share                       $       0.11    $      (0.10)
                                             ------------    ------------

Weighted average shares outstanding            14,239,578      10,237,726
                                             ------------    ------------


Attention is directed to the accompanying notes to these financial statements



                         WALNUT FINANCIAL SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                                           For the Three Months ended
                                                                      March 31
                                                           ----------------------------
                                                                1996           1995
                                                           --------------  ------------
Operating activities:

  Net increase/(decrease) in net assets
     resulting from operations                              $ 1,624,173    $  (993,699)

Adjustments to reconcile net income(loss) to
     net cash provided by (used in)
operating activities:
  Depreciation/amortization                                      37,096         11,551
  Net unrealized appreciation/(depreciation)                 (2,815,839)     1,575,728
  Realized gains                                               (738,220)       245,998
  Other                                                               0          2,190

Net cash provided by/(used in) operating activities            (787,713)      (683,734)

Investing activities:

  Costs in connection with the acquisition of NFS                     0       (212,737)
  Additions to property and equipment                             3,084              0
  Purchases of investments                                     (193,741)      (772,627)
  Proceeds from sale of investments                           1,698,646        621,472

Net cash provided by investing activities                     1,507,989       (363,892)

Financing activities:

  Net proceeds from sale of common stock                         35,000      1,736,890
  Borrowings/(repayments) of short term debt                   (197,988)      (230,635)
  Increase/(decrease) in margin accounts                       (201,633)       (13,446)

Net cash provided/(used in) by financing activities            (364,621)     1,492,809

  Net increase/(decrease) in cash and cash equivalents          355,655        445,183
  Cash and cash equivalents, at the beginning of the year       396,440        546,535
  Cash and cash equivalents at the end of the year              752,095        991,718

Supplemental Information:

Cash paid for interest                                      $   303,490    $   309,485


  Attention is directed to the accompanying notes to these financial statements


                         WALNUT FINANCIAL SERVICES, INC.

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                Common Stock
                                          -----------------------

                                            Shares       Par Value  Additional
                                                          at $0.01   Paid In      Retained
                                                                      Capital      Earnings     Total
                                          ----------      -------   ----------    ---------   ----------
Balance, December 31, 1995                13,800,713      138,007   13,085,428    2,175,891   15,399,326

Net Income                                                                        1,624,173    1,624,173

Issuance of common stock for legal fees       14,000          140       34,860                    35,000
                                          ----------   ----------   ----------                ----------

Balance, March 31, 1996                   13,814,713      138,147   13,120,228    3,800,064   17,058,499
                                          ==========   ==========   ==========   ==========   ==========



  Attention is directed to the accompanying notes to these financial statements



                         WALNUT FINANCIAL SERVICES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  BASIS OF PREPARATION.

     The accompanying consolidated financial statements as of March 31, 1996 and three month period ended March 31, 1996 and 1995, are unaudited; however, in the opinion of the management of Walnut Financial Services, Inc., a Utah corporation (the "Company"), such statements include all adjustments (consisting of normal recurring accruals) necessary to present a fair statement of the information presented therein. The balance sheet at December 31, 1995 was derived from the audited financial statements at such date.

     Pursuant to accounting requirements of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the accompanying financial statements and these notes do not include all disclosures required by generally accepted accounting principles for audited financial statements. Accordingly, these statements should be read in conjunction with the Company's most recent audited financial statements included in its Form 10-K.

     Results of operations for interim periods are not necessarily indicative of those to be achieved for fiscal years.

2.  ORGANIZATION.

     The Company currently has two primary business focuses: (i) investing in start-up and early stage development companies, and (ii) providing diversified consulting and asset recovery services (recovery of financial assets, e.g., cash and securities, which had not been accounted for by its clients) to securities firms, banks and others. The Company engages in the investment business through its wholly-owned subsidiary Walnut Capital Corp., a Delaware corporation ("Walnut"). Walnut was formed for the purpose of operating as a Small Business Investment Company (a "SBIC") under the Small Business Investment Act of 1958 (as amended, the "Act"), and is subject to regulations promulgated by the Small Business Administration (the "SBA") pursuant to the provisions of the Act. The Company engages in the consulting and asset recovery business through its wholly-owned subsidiaries: (i) Asset Recovery Services, Inc., a New York corporation ("ARS"), and (ii) NFS Collection Services, Inc., a New York corporation ("NFS Collection"). NFS conducts its operations both directly and through its subsidiaries.

     In 1995, the Company issued 8,826,009 shares of its common stock (including 333,981 shares issued in August 1995 in connection with the settlement of an appraisal action brought by two dissenting shareholders) in exchange for all of the issued and outstanding common stock of Walnut. Such transaction is referred to herein as the "Business Combination." In connection with the Business Combination, as of June 30, 1995, the Company sold 1,015,625 shares of common stock for net proceeds of $1,962,490 in a private placement (the "Common Stock Private Placement"). In addition, the Company issued 45,270 shares of Common Stock in lieu of the payment of cash commissions in connection with the Common Stock Private Placement.

     For financial accounting purposes, in accordance with applicable accounting standards, the Business Combination has been accounted for as a reverse acquisition of the Company by the stockholders of Walnut. Immediately after the consummation of the Business Combination and without taking into account any sales in the Common Stock Private Placement, the stockholders of Walnut owned approximately 73% of the Company. In connection with the Business Combination, the Company recorded goodwill of approximately $2,200,000. As a result, on February 27, 1995, Walnut was deemed to have acquired the Company in exchange for approximately 3,200,000 shares of Common Stock and incurred acquisition costs of approximately $700,000. The net assets of the Company were valued at approximately $100,000. If the acquisition of NFS had taken place on January 1, 1995, pro forma revenue, net loss, and loss per share would have been $2,366,000 ($514,572), and ($.04), respectively.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

  PRINCIPLES OF CONSOLIDATION. The financial statements of the Company include the accounts of Walnut, NFS and NFS' wholly-owned subsidiaries, ARS and NFS Collection. Intercompany transactions and balances have been eliminated in consolidation.

  REVERSE STOCK SPLIT AND BUSINESS COMBINATIONS. In January 1994, the Company effected a one-forfive reverse stock split. In February 1995, the Company effected a one-for-two reverse stock split. All references to the number of common shares and per common share amounts have been restated to reflect the reverse stock splits. The accompanying financial statements also reflect, as outstanding for all periods presented. the common stock of Walnut as adjusted for the exchange ratio (111,327 shares for 1 share of Walnut) applicable to the Business Combination.

  NET INCOME (LOSS) PER SHARE. Net income (loss) per share is computed based on the weighted average number of shares outstanding for each period. Common stock equivalents have been considered only where they are dilutive.


4.  SECURITIES.

  Securities as of March 31, 1996 consisted of the following:

                                      Market/Fair Value            Cost
                                    ----------------------   ----------------

Equity:
  Health care                      $          28,156,352    $     8,920,866
  Other                                        1,959,289          4,390,394
  Communications                               1,763,683          4,060,639
  High technology                              1,033,876          1,065,626
  Biotechnology                                  204,377            150,000
  Environmental                                   39,844             25,188
  Gold                                                 1             18,000
                                    ----------------------   ----------------

    Total equity                              33,157,422         18,630,713
                                    ----------------------   ----------------

Debt:
  Health care                                         --              5,460
  Other                                          552,314            690,392
  Service                                        294,380            312,350
  Environmental                                       --            222,500
                                    ----------------------   ----------------

    Total debt                                   846,694          1,230,702
                                    ----------------------   ----------------

Total securities                   $          34,004,116    $    19,861,415
                                    ======================   ================

5.  RELATED PARTY TRANSACTIONS.

    The Company and its subsidiaries retain a law firm at which a Company officer is of counsel. Payments of $54,800 were paid to the firm by the Company to the firm for reimbursement of expenses and legal services incurred during the three months ended March 31, 1996. Such expenses and fees were incurred during the three months ended March 31, 1996. Such expenses and fees were incurred in connection with normal business activities. In addition, the Company issued 14,000 shares of common stock in lieu of $35,000 of legal fees.

    In November 1995, the Company received two unsecured loans from a related party for an aggregate amount of $270,000. The loans bear interest at 8.75% and mature through April 1996. Outstanding principal and interest was $270,000 and $8,029 respectively, as of March 31, 1996.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

    RESULTS OF COMPANY OPERATIONS FOR THE FISCAL QUARTERS ENDED MARCH 31, 1996 AND 1995.

    Since the Business Combination occurred on February 27, 1995, the results of the three month period ended March 31, 1995 are not necessarily comparable to the results for the three month period ended March 31, 1996.

    RESULTS OF WALNUT OPERATIONS FOR THE FISCAL QUARTER ENDED MARCH 31, 1996 AND 1995. Walnut had realized gains of $374,000, net of tax, for the quarter ended March 31, 1996, compared to a gain of $246,000 for the same period in 1995. The gain was due to sales of shares in two health care portfolio companies.

    Unrealized gains for the quarter were $1,351,000, net of tax. This compares with a loss of $966,000 for the first quarter of 1995. The gains in 1996 resulted primarily from an increase in various health care portfolio shares, most notably HealthCare Compare. Last year's quarterly loss was primarily due to approximately a 1 point decline in HealthCare Compare.

    Interest expense increased at Walnut and the company to $421,000 for the quarter. This is comparable to $326,000 for the same period last year. Interest expense consists of three major components, (i) interest paid to the SBA with respect to the Walnut Debentures, (ii) interest paid on margin accounts and banks lines, and (iii) interest payable on a $270,000 note to a related party.

    General and administrative expense at Walnut and the Company increased $84,000 compared to Walnut operations compared to the same period a year ago. Walnut operations alone had a decrease of $36,000, which was offset by the inclusion of a full quarter of activity at the Company, compared to one month's activity a year ago.

    RESULTS OF NFS OPERATIONS FOR THE FISCAL QUARTER ENDED MARCH 31, 1996 AND 1995. During the fiscal quarter ended March 31, 1996, revenue for NFS was $441,087. Revenue was derived from recovery services ($219,395), operational support ($219,167) and other ($2,525).

    For the quarter, revenue from recovery services from two clients, the DBL liquidating trust, $90,081, or 41% and Nationsbank, $24,520 or 11%. Ninety-four percent of operational support revenue was derived from two clients (Citibank, N.A., $132,438, or 60% and Key Investments, $74,506 or 34%.

    For the quarter, cost of services was $394,527, or 89% of revenue. General and administrative expenses were $88,053 for this period.

    RESULTS OF COMPANY OPERATIONS FOR THE FISCAL QUARTER ENDED MARCH 31, 1996. During the fiscal quarter ended March 31, 1996, the Company had general and administrative expenses of $137,521. Consolidated net income for the Company was $1.6 million for the three months ended March 31, 1996 compared to a loss of $994,000 for the three months ended March 31, 1995. The Company had realized and unrealized gains of $376,000, net of tax, in addition to those recorded at Walnut. These were due to an increase in the value of HealthCare COMPARE, Corp.

    LIQUIDITY AND CAPITAL RESOURCES.

    LIQUIDITY AND CAPITAL RESOURCES OF WALNUT. As part of the SBIC program, Walnut has, from time to time, issued $12 million of debentures to the SBA. On September 1, 1995, debentures in the principal amount of $4 million had been repaid and debentures in the principal amount of $8 million are currently outstanding. The amounts, maturities and interest rates of such Walnut Debentures are set forth below:


   Principal Balance        Date Issued          Maturity          Interest Rate
- - -----------------------   ----------------   -----------------   ---------------

      $4,000,000              04/29/87           04/01/97              8.95%

       2,000,000              06/08/88           06/01/98              9.80%

       2,000,000              09/27/89           09/01/99              8.80%




Interest on the Walnut Debentures is paid semi-annually, and principal is due at maturity. Walnut has been current in all of its interest payments to SBA. The Walnut Debentures prohibit the distribution of earnings or other assets of Walnut to the Company, except for distributions made out of undistributed realized earnings computed in accordance with SBA regulations. For so long as any indebtedness under the Walnut Debentures remains outstanding, Walnut is prohibited from repurchasing or converting any of its equity (but not debt) securities or paying dividends (including dividends to the Company) without the consent of the SBA. In addition, Walnut is prohibited from incurring any secured indebtedness, except for the $5,765,000 of secured indebtedness that was outstanding at April 8, 1994. There are no limitations on the amount of unsecured indebtedness Walnut can incur. The Walnut Debentures cannot be prepaid without payment of a substantial prepayment penalty related to the time of such prepayment. Although Walnut has no future plans to issue additional debentures to the SBA, Walnut is not currently eligible to borrow additional funds under the SBIC program due to Walnut's capital impairment. Management believes that even if Walnut were eligible for additional loans, the SBA may be unwilling or unable to provide additional loans to Walnut due tot he SBA's budgetary restraints.

    During its normal examination process, the SBA has made a number of findings regarding Walnut's compliance with certain regulations promulgated under the Act. Walnut is in the process of resolving such findings with the SBA. If it is ultimately determined that Walnut has violated the Act, the SBA has the authority, upon written notice and expiration of applicable cure periods, to declare the Walnut Debentures immediately due and payable. In that case, Walnut would likely be forced to sell some of its portfolio securities to repay the Walnut Debentures. In such an event, Walnut would realize gains and reduce it liabilities in a corresponding amount. As a result, management believes that the net worth of Walnut calculated in accordance with generally accepted accounting principles would not significantly change. Walnut, however, would lose the opportunity to obtain further gains, if any, on the portfolio securities so sold.

    In September 1994, Walnut completed a private placement of 6,000 shares of Walnut common stock at $125.00 per share and received gross proceeds of $750,000 in connection therewith. Such proceeds were used to partially satisfy Walnut's capital contribution obligations pursuant to the SBA Agreement.

    LIQUIDITY AND CAPITAL RESOURCES OF NFS. NFS derives its revenues from consulting and financial asset recovery services. These services involve the research and analysis of books, records and transaction documents of financial institutions for the purpose of locating and recovering uncollected or wrongfully delivered financial assets, many of which have been improperly accounted for and written off. Historically, NFS has been compensated for its consulting services and financial asset recovery services by the reimbursement of the actual costs incurred plus a premium ("cost-plus" method). Over the past three years, NFS has negotiated, where possible, arrangements whereby NFS absorbs the costs of providing the financial asset recovery services, and receives a percentage of any recoveries obtained through its efforts ("percentage-of-recovery" method).

    Under the percentage-of-recovery agreements, NFS receives from a client a percentage of the amounts identified and/or recovered for the clients depending on the size and nature of each item. This method of doing business requires a significant initial investment in working capital. This working capital is needed primarily to compensate, on a bi-weekly basis, NFS's consultants who provide the services. The initial revenues generated by these consultants are from a specific pool of assets and are typically generated more than ninety days after commencing the project. As NFS expands its percentage-ofrecovery business, its working capital requirements will increase commensurately. NFS has historically supported its working capital requirements through debt financing and cash flows from operations.
Working capital was $248,330 at March 31, 1996.

    On September 7, 1995, NFS repaid its $250,000 outstanding revolving line of credit which matured on May 31, 1995. NFS replaced that credit facility with a new $350,000 credit facility.

    As of March 31, 1996, NFS owes taxes, penalties and interest of approximately $143,000 to the State of New York Department of Taxation and Finance, approximately $3,700 to the State of New York Department of Labor, and approximately $5,000 to the State of New Jersey, Unemployment Insurance. NFS has entered into written payment plan agreements with the State of New York, Withholding Tax, State of New york, Department of Labor, and the State of New Jersey, Unemployment Insurance, providing for monthly payments of $8,851.58 (March 1996 to August 1997), $2,000 (to April 1996), and$7,000 (to March 1996),
respectively. Upon such termination, all accrued taxes, penalties and interest currently owing by NFS will be paid in full. NFS is current in its obligations under each of the three tax payment plans.

    LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY. Through June 1995, the Company sold 1,015,625 shares of Common Stock in the Private Placement at an offering price of $2.00 per share. The proceeds of the Private Placement were used primarily to (i) repay indebtedness, (ii) pay accrued federal, state and city taxes, interest and penalties, and (iii) increase working capital.

    On August 31, 1995, the Company established a $4 million line of credit with American National Bank and Trust Company of Chicago. The line of credit requires interest only payments due monthly at the bank's base rate plus 2% (10.25 at March 31, 1996). Quarterly principal payments of $575,000 are due beginning December 31, 1995, with all remaining principal due June 30, 1996. The Company used these funds to provide an unsecured loan to Walnut to allow Walnut to repay the September debentures. The quarterly payment due December 31, 1995, was extended in part until March 31, 1996 and in part until May 31, 1996.

     All principal and interest payments due pursuant to the Walnut Debentures and the September Debentures have been paid as required. Payment of the Walnut Debentures is guaranteed by the SBA. Under the terms of the Walnut Debentures, Walnut may not, without prior permission of the SBA, repurchase or retire any of its common stock or make any distribution to the Company, except from undistributed realized earnings computed in accordance with SBA regulations.

    The SBA has communicated with Walnut regarding Walnut's capital impairment.
Section 107.203(d) of Part 13 of the Code of Federal Regulations defines capital impairment as a realized earnings deficit in excess of 50% of private capital.

    On July 29, 1994, Walnut entered into an agreement with the SBA (as amended, the "SBA Agreement") whereby, subject to certain conditions,t he SBA would refrain until June 30, 1995 from declaring an event of default under Section 107.203(d) of Part 13 of the Code of Federal Regulations with regard to Walnut's capital impairment. Principal conditions of the agreement were: (a) Walnut would limit annual management expenses to $609,295 per year, and (b) Walnut would realize gains of, or would increase paid-in capital by contributions of cash or marketable securities, in the aggregate of $4 million (in equal quarterly amounts of $1 million for the quarters ended September 30, 1994, December 31, 1994, March 31, 1995 and June 30, 1995). Pursuant to an amendment dated September 27, 1994, amounts in excess of $1 million each quarter could be applied by Walnut to future quarterly requirements, and the annual management expense limit was increased to $659,295.

    Effective as of June 30, 1995, the Company entered into a transaction with Windy City, Inc. ("WCI") pursuant to which WCI subscribed to purchase 452,533 units valued at $2.25 per unit, each unit consisting of one share of Common Stock and one three-year common stock purchase warrant entitling the holder thereof to purchase one share of Common Stock at $3.00 per share. WCI made payment for said subscription by delivering tot he Company 45,000 shares of Logic Devices Incorporated common stock (Nasdaq - LOGC) and 500,000 shares of Consolidated Technology Group, Inc. common stock (Nasdaq - COTG). Immediately thereafter, the Company contributed these securities to Walnut as additional paid-in-capital in order to satisfy Walnut's June 30, 1995 obligation pursuant to the SBA Agreement.

    As of June 30, 1995, Walnut had realized gains and increased paid-in capital by an amount in excess of $4,000,000 and had otherwise fully complied with the terms of the SBA Agreement. The SBA Agreement expired, by its terms, on that date.

    The Office of Examination of the SBA reported its most recent findings regarding Walnut to Walnut on July 24, 1994 for the examination period July 1, 1992 through December 31, 1993.

    The Office of Examination of the SBA has issued its finding that Walnut has violated Sections 107.903(b)(1), (4) and (5) of Part 13 of the Code of Federal Regulations by indirectly purchasing a 50% interest in an investment from an associate. Walnut believes that no such violation has occurred and is in the process of resolving the issue with the SBA and, if necessary, intends to bring the matter to litigation.

     The Office of Examinations of the SBA has issued its finding that Walnut has violated Sections 107.801(a) and (b)2 of Part 13 of the Code of Federal Regulations by having presumed control over a small concern and that, in connection with this concern, Walnut exceeds it financing limit as defined in
Section 107.303(a) of Part 13 of the Code of Federal Regulations. Walnut does not believe that a violation of Section 107.303(a) occurred with respect to this concern and believes that the concern's subsequent merger with another company has reduced Walnut's percentage ownership below the regulatory threshold of presumed control.

    In addition, the Office of Examinations of the SBA has issued its finding that Walnut has exceeded its financing limit with respect to another small concern. Walnut believes this finding has been resolved.

    To date, the SBA has not determined any such findings to be violations of the Act or the regulations promulgated thereunder. If it is ultimately determined that Walnut has violated any of the indicated Sections, the SBA has the authority, upon written notice, to declare the Walnut Debentures immediately due and payable. In that case, Walnut would likely be forced to sell approximately $8,000,000 of its portfolio securities to repay the Walnut Debentures.

    Notes to Others

    NFS has a note payable outstanding to an individual in the amount of $43,625. This note is due in monthly installments of $2,000 with interest at 11%, and is personally guaranteed by certain officers of NFS. No payments have been made pursuant to this note since August 1994.

    NFS has payments due on capital leases in monthly installments through September 2000. The leases bear interest at 12%. The balance outstanding at March 31, 1996 was $15,046.



                                              Amount
                                          ---------------

Debentures payable to the SBA            $    8,000,000

Installment note payable                         46,086

Capital leases                                   15,046
                                          ---------------

         TOTAL                                8,061,132

Less: current portion                            49,144
                                          ---------------

Long-term portion                        $    8,011,988


    Notes to Banks

    On August 31, 1995, the Company established a $4 million line of credit with American National Bank and Trust Company of Chicago. the line of credit bears interest at the bank's base rate plus 2% (10.25% at March 31, 1996). Quarterly principal payments of $575,000 plus accrued interest are due beginning December 31, 1995, with all remaining principal due June 30, 1996. The Company used the proceeds of the line of credit to provide an unsecured loan to Walnut to allow Walnut to repay the September Debentures. The quarterly payment due December 31, 1995 was extended until April 1, 1996.

    As of March 31, 1996, the aggregate principal maturities of long-term debt are as follows:


                             Amount
                        -----------------

        1996           $         47,847

        1997                  4,003,248

        1998                  2,003,660

        1999                  2,004,129

        2000                      2,248
                        -----------------

                       $      8,061,132



                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS.

    In connection with the merger of Walnut and FAO Corp. immediately after the Business Combination, two former shareholders of Walnut indicated their intention to commence appraisal proceedings to determine the fair value of their Walnut common stock pursuant to Section 262 of the Delaware General Corporation Law. Civil Action No. 14391, entitled The Lee and Rose Warner Foundation and Space Center, Inc. v. Walnut Capital Corporation was filed in the Court of Chancery of the State of Delaware in and for New Castle County on June 30, 1995. Walnut filed an answer to this action on July 26, 1995. The parties have reached an agreement in principle to settle this matter which provides that the Company will issue 333,981 shares of Common Stock in the aggregate to the plaintiffs.

    There are no other material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company, to which the Company or any of the subsidiaries is a party or of which any of their property is the subject.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Exhibit 11 - Statement re: Computation of Per Share Earnings

    (b)  Exhibit 27 - Financial Data Schedule

    (c) No reports on Form 8-K have been filed during the quarter for which the report is filed.



                                   SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       WALNUT FINANCIAL SERVICES, INC.
                                       (Registrant)



Date:  May 13, 1996                    /s/ Joel S. Kanter
                                       ------------------
                                       Joel S. Kanter
                                       President (Chief Executive Officer)



Date:  May 13, 1996                    /s/ Robert E. Mauer
                                       ------------------
                                       Robert E. Mauer
                                       Treasurer (Chief Accounting Officer)