Form 10-Q
period 1996-06-30
WALNUT FINANCIAL SERVICES INC
filed 1996-08-14
CIK 942378

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1996 or
                                                    ---------------
[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ____________________ to ___________________

                 Commission file number             0-26072
                                       ------------------------------------

                       Walnut Financial Services, Inc.
- --------------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in Its Charter)

              Utah                                                87-0415597
- --------------------------------------------------------------------------------
(State or Other Jurisdiction of                                (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)


      8000 Towers Crescent Drive, Suite 1070
      Vienna, Virginia                                            22182
- --------------------------------------------------------------------------------
      (Address of Principal Executive Offices)                  (Zip Code)

                                 (703) 448-3771
- --------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)
                                      N/A
- --------------------------------------------------------------------------------
  (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No              (The registrant has been subject to such
      ----       ----         filing requirements only since July 12,1995.)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         As of August 8, 1996, the registrant had 14,619,173 shares of Common Stock issued and outstanding.

                Walnut Financial Services, Inc. and Subsidiaries
                               Index To Form 10-Q

                                 June 30, 1996




                                                                                                                    Page
                                                                                                                   Number
                                                                                                                   ------
                                              Part I - Financial Information

Item 1 - Financial Statements

Condensed Consolidated Balance Sheets at June 30, 1996 and December 31, 1995                                         3

Condensed Consolidated Statements of Operations for the six months and three months
ended June 30, 1996 and 1995                                                                                         4

Condensed Consolidated Statements of Cash Flows for the six months ended
June 30, 1996 and 1995                                                                                               5

Condensed Consolidated Statement of Changes in Stockholders' Equity for
the six months ended June 30, 1996                                                                                   6

Notes to Condensed Consolidated Financial Statements                                                                 7

Item 2 - Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                                                           10

                                               Part II - Other Information

Item 1 - Legal Proceedings                                                                                          14

Item 6 - Exhibits Required by Item 601 and Reports on Form 8-K                                                      14

Signatures                                                                                                          15


                         PART 1 - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

                        WALNUT FINANCIAL SERVICES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       June 30, 1996         December 31, 1995
                                                                                   -------------------   -----------------------
ASSETS

 Portfolio securities:
   Marketable equity securities                                                    $      28,490,338     $         26,622,030

   Non-marketable securities                                                               4,576,388                4,486,237
   Non-marketable debt securities                                                          1,319,039                  845,694
                                                                                   -------------------   -----------------------

     Total portfolio securities                                                           34,385,765               31,954,961

Current assets:
   Cash and cash equivalents                                                               2,058,442                  396,440

   Accounts receivable (net of allowance)                                                    667,188                  630,092
   Interest receivable (net of allowance)                                                     26,325                   27,549

   Unbilled receivables                                                                      447,385                  501,332

   Other current assets                                                                      269,013                   76,420
                                                                                   -------------------   -----------------------
     Total current assets                                                                  3,468,353                1,631,833

Fixed assets, net of accumulated depreciation                                                 49,250                   54,935

Long term assets                                                                             215,593                  355,283
Intangible assets                                                                          2,036,294                2,066,492
                                                                                   -------------------   -----------------------

         TOTAL ASSETS                                                              $      40,155,255     $         36,063,504
                                                                                   ===================   =======================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

   Margin payable to brokers                                                       $       5,483,807     $          5,131,783
   Notes payable to banks                                                                  4,358,991                4,933,791

   Notes payable to related parties                                                                0                  270,000

   Accounts payable, accrued expenses and other current liabilities                        1,178,956                1,003,088
   Current portion of long term debt                                                          49,162                   47,953
                                                                                   -------------------   -----------------------

     Total current liabilities                                                            11,070,916               11,386,615

Long-term debt, net of current portion                                                     8,012,729                8,013,285
Non-current deferred tax liability                                                         2,143,389                1,247,967

Deferred rent, net of amortization                                                            23,335                   16,311
Minority Interest                                                                            394,424                        0
                                                                                   -------------------   -----------------------

     Total liabilities                                                                    21,644,793               20,664,178
                                                                                   -------------------   -----------------------

Shareholders' equity:
   Preferred stock, no stated value, 1,000,000 shares authorized, no shares issued
   Common stock, $.01 stated value, 50,000,000 shares authorized, 14,616,687
    issued in 1996 and 13,800,713 issued in  1995                                            146,167                  138,007

   Additional paid in capital                                                             14,909,089               13,085,428
   Retained earnings                                                                       3,455,206                2,175,891
                                                                                   -------------------   -----------------------

         Total shareholders' equity                                                       18,510,462               15,399,326
                                                                                   -------------------   -----------------------

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $      40,155,255     $         36,063,504
                                                                                   ===================   =======================





 Attention is directed to the accompanying notes to these financial statements

                        WALNUT FINANCIAL SERVICES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    For the Six Months Ended                For the Three Months Ended
                                                --------------------------------------------------------------------------
                                                June 30, 1996       June 30, 1995        June 30, 1996       June 30, 1995
                                                -------------       -------------        -------------       -------------
 Revenue:
     Recovery services                     $       535,285      $       195,573     $       315,890      $       94,731
     Operational support                           332,749            1,207,070             113,582             857,917
     Investment and other income                    31,882               73,061              26,244              45,062
                                           ------------------   ------------------  ------------------   -----------------
                                                   899,916            1,475,704             455,716             997,710
                                           ------------------   ------------------  ------------------   -----------------

 Costs and Expenses:
     Cost of services                              858,960              925,466             464,433             663,410

     General and administrative                    853,174              934,520             440,386             591,457
                                           ------------------   ------------------  ------------------   -----------------
                                                 1,712,134            1,859,986             904,819           1,254,867
                                           ------------------   ------------------  ------------------   -----------------
 Operating loss                                   (812,218)            (384,282)           (449,103)           (257,157)

 Interest and other financial costs                921,169              870,723             439,231             543,879
                                           ------------------   ------------------  ------------------   -----------------
 Loss before taxes and realized and             (1,733,387)          (1,255,005)           (888,334)           (801,036)
   unrealized gain and loss
 Income tax benefit                                693,706              501,000             356,915             321,000
 Realized gain/(loss) on sale of
   securities, net of tax                          788,375              636,673             345,443             390,675
                                           ------------------   ------------------  ------------------   -----------------
 Gain/(loss) before unrealized loss               (251,306)            (117,332)           (185,976)            (89,361)
 Unrealized gain on investments, net of tax      1,530,621           (2,483,536)           (158,882)         (1,517,808)
                                           ------------------   ------------------  ------------------   -----------------
 Net Income/(Loss)                         $     1,279,315      $    (2,600,868)    $      (344,858)     $   (1,607,169)
                                           ------------------   ------------------  ------------------   -----------------
 Income/(Loss) per share                   $        0.09        $       (0.22)      $       (0.02)       $      (0.12)
                                           ------------------   ------------------  ------------------   -----------------
 Weighted average shares outstanding            14,298,173           11,753,409          13,930,554          13,162,029
                                           ------------------   ------------------  ------------------   -----------------




   Attention is directed to the accompanying notes to these financial statements

                        WALNUT FINANCIAL SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                            For the Six Months ended June 30,
                                                                          -------------------------------------
                                                                                1996                  1995
                                                                          --------------        ---------------
 Operating activities:

   Net increase/(decrease) in net assets resulting from operations        $    1,279,315       $    (2,600,868)

 Adjustments to reconcile net income/(loss) to net cash provided by
 (used in) operating activities:
   Depreciation/amortization                                                      73,438                42,973
   Net unrealized appreciation/(depreciation)                                 (2,551,036)            4,138,536
   Realized gains                                                             (1,358,106)           (1,061,122)
   Other                                                                               0                (2,737)
 Changes in operating assets and liabilities                                   1,003,651            (2,749,572)
                                                                          --------------        ---------------

          Net cash provided by/(used in) operating activities                 (1,552,740)           (2,232,790)
                                                                          --------------        ---------------
 Investing activities:

   Costs in connection with the acquisition of NFS                                     0              (222,650)
   Additions to property and equipment                                            (5,087)               (3,671)
   Purchases of investments                                                     (334,811)           (2,486,294)
   Proceeds from sale of investments                                           3,436,676             2,094,395
   Cash acquired at Universal Partners                                           575,740                     0
                                                                          --------------        ---------------
 Net cash provided by investing activities                                     3,672,518              (618,220)
                                                                          --------------        ---------------

 Financing activities:

   Net proceeds from sale of common stock                                         35,000             1,962,490
   Borrowings/(repayments) of short term debt                                   (844,800)             (300,030)
   Increase/(decrease) in margin accounts                                       (352,024)               (3,554)
                                                                          --------------        ---------------
 Net cash provided/(used in) by financing activities                            (457,776)            1,658,906
                                                                          --------------        ---------------

   Net increase/(decrease) in cash and cash equivalents                        1,662,002            (1,192,104)
   Cash and cash equivalents, at the beginning of the year                       396,440               546,535
                                                                          --------------        ---------------

   Cash and cash equivalents, at the end of the year                           2,058,442              (645,569)
                                                                          ==============        ===============

 Supplemental Information:
 Cash paid for interest                                                   $      865,870       $       713,848
                                                                          ==============        ===============

 Issuance of units for equity securities                                  $            0       $     1,018,200
                                                                          ==============        ===============

 Issuance of common stock for acquisition of Universal Partners           $    1,796,821       $             0
                                                                          ==============        ===============





 Attention is directed to the accompanying notes to these financial statements

                        WALNUT FINANCIAL SERVICES, INC.

      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY





                                                           Common Stock
                                                   --------------------------
                                                                                  Additional
                                                                  Par Value        Paid In          Retained
                                                     Shares        at $0.01        Capital          Earnings            Total
                                                   -----------  -------------   -------------   ----------------  ---------------


Balance, December 31, 1995                         13,800,713   $    138,007   $  13,085,428   $      2,175,891   $    15,399,326

Net Income                                                                                            1,279,315         1,279,315

Issuance of common stock for legal fees                14,000            140          34,860                               35,000
Issuance of common stock for Universal Partners       801,974          8,020       1,788,801                            1,796,821
acquisition
                                                   ----------   ------------   -------------   ----------------   ---------------
Balance, June 30, 1996                             14,616,687   $    146,167   $  14,909,089   $      3,455,206   $    18,510,462
                                                   ==========   ============   =============   ================   ===============



 Attention is directed to the accompanying notes to these financial statements

                        WALNUT FINANCIAL SERVICES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PREPARATION.

         The accompanying consolidated financial statements as of June 30, 1996 and for the three-month and six-month periods ended June 30, 1996 are unaudited; however, in the opinion of the management of Walnut Financial Services, Inc., a Utah corporation (the "Company"), such statements include all adjustments (consisting of normal recurring accruals) necessary to present a fair statement of the information presented therein. The balance sheet at December 31, 1995 was derived from the audited financial statements at such date.

         Pursuant to accounting requirements of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the accompanying financial statements and these notes do not include all disclosures required by generally accepted accounting principles for audited financial statements. Accordingly, these statements should be read in conjunction with the Company's most recent audited financial statements included in its Form 10-K for the fiscal year ended December 31, 1995.

         Results of operations for interim periods are not necessarily indicative of those to be achieved for fiscal years.

2.       ORGANIZATION.

         The Company currently has three primary business focuses: (i) investing in start-up and early stage development companies, (ii) providing diversified consulting and asset recovery services (recovery of financial assets, e.g., cash and securities, which had not been accounted for by its clients) to securities firms, banks and others, and (iii) an investment vehicle that specializes in bridge financing and private placements for small to medium sized companies. The Company engages in the investment business through its wholly-owned subsidiary Walnut Capital Corp., a Delaware corporation ("Walnut"). Walnut was formed for the purpose of operating as a Small Business Investment Company (a "SBIC") under the Small Business Investment Act of 1958 (as amended, the "Act"), and is subject to regulations promulgated by the Small Business Administration (the "SBA") pursuant to the provisions of the Act. The Company engages in the consulting and asset recovery business through its wholly-owned subsidiary, NFS Services, Inc., a New York corporation ("NFS"). NFS conducts its operation both directly and through its subsidiaries: (i) Asset Recovery Services, Inc., a New York corporation ("ARS"), and (ii) NFS Collection Services, Inc., a New York corporation ("NFS Collection"). The Company pursues its bridge financing and private placements through its wholly-owned subsidiary, Universal Bridge Fund, Inc., a Delaware corporation ("Universal Bridge"). Universal Bridge owns 50% of the outstanding general partnership interests and 83% of the limited partnership interests of Universal Partners, L.P., an Illinois limited partnership ("UPLP").

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

         PRINCIPLES OF CONSOLIDATION. The financial statements of the Company include the accounts of Walnut, NFS and NFS' wholly-owned subsidiaries, ARS and NFS Collection, and Universal Bridge. Intercompany transactions and balances have been eliminated in consolidation.

         REVERSE STOCK SPLIT AND BUSINESS COMBINATION. In January 1994, the Company effected a one-for-five reverse stock split. In February 1995, the Company effected a one-for-two stock split. All references to the number of common shares and per common share amounts have been restated to reflect the reverse stock splits. The accompanying financial statements also reflect, as outstanding for all periods presented, the common stock of Walnut as adjusted for the exchange ratio (111.327 shares for each share of Walnut) applicable to the business combination between Walnut and the Company (the "Business Combination"), whereby the shareholders of Walnut exchanged their stock in Walnut for shares of Common Stock of the Company and, as a result, Walnut ultimately became a wholly-owned subsidiary of the Company.

         On June 17, 1996, the Company issued 801,974 shares of Common Stock in connection with Universal Bridge's purchase of approximately 83% of the limited partnership interests and 50% of the general partnership interests of UPLP.
Had the acquisition of the UPLP partnership interests occurred as of January 1, 1996, the earnings for the Company for the six-month period ended June 30, 1996 would have been $1,311,127 or $0.09 per share. This has been accounted for as a purchase according to APB16. The investment assets of UPLP at the time of acquisition were $1,251,000, net debt securities were $423,000, total assets were $2,266,000 and liabilities were $75,000.

         NET INCOME (LOSS) PER SHARE. Net income (loss) per share is computed based on the weighted average number of shares outstanding for each period. Common stock equivalents have been considered only where they are dilutive.

4.       SECURITIES.

         Securities as of June 30, 1996 consisted of the following:

                                                     Market/Fair Value                    Cost
                                               -----------------------       --------------------------
               Equity:
                 Biotech                       $                 238,178     $                  183,747
                 Construction                                     58,122                          2,148
                 Communications                                1,951,136                      4,135,637
                 Consumer products                             1,644,759                      1,656,228
                 Entertainment                                   116,357                        111,992
                 Healthcare                                   27,193,997                      8,020,316
                 High technology                               1,033,876                      1,065,626
                 Other                                           579,694                      2,990,406
                 Recreation                                            0                              0
                 Services                                         78,910                            310
                 Gold                                             20,707                         68,000
                                               -------------------------     --------------------------
                      Total equity             $              33,066,726     $               18,410,097
                                               =========================     ==========================
               Debt:
                 Communication                                    25,000                         25,000
                 Construction                                     50,000                         50,000
                 Consumer products                                42,630                        167,630
                 Entertainment                                   100,000                        100,000
                 Environmental                                    24,875                        322,000
                 Healthcare                                       50,000                         55,460
                 Other                                           652,314                        790,392
                 Recreation                                       40,000                         75,000
                 Services                                        334,220                        362,190

                      Total debt                               1,319,039                      1,947,672
                                               -------------------------     --------------------------
               Total securities                $              34,385,765     $               20,357,769
                                              ==========================     ==========================



5.       RELATED PARTY TRANSACTION.

         The Company and its subsidiaries retain a law firm at which a Company officer is of counsel. Payments of $36,000 were paid to such firm by the Company for reimbursement of expenses and legal services incurred during the six months ended June 30, 1996. Such expenses and fees were incurred in connection with normal business activities. In addition, the Company issued 14,000 shares of Common Stock in lieu of $35,000 of additional legal fees.

         In November 1995, the Company received two unsecured loans from a related party in an aggregate amount of $270,000. The loans bore interest at 8.75% and were repaid in April 1996.


ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF COMPANY OPERATIONS FOR THE FISCAL THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

         Since the Business Combination occurred on February 27, 1995, the results of the six-month period ended June 30, 1995 are not necessarily comparable to the results for the six-month period ended June 30, 1996. In addition, the operations of UPLP, which was acquired in June 1996, were not material to the Company's results of operations for the six-month period ended June 30, 1996.

         RESULTS OF WALNUT OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995. Walnut had realized gains of $656,000, net of tax, for the six-month period ended June 30, 1996, compared to a gain of $1,061,000 for the same period in 1995. The 1996 gains are primarily attributable to sales of HealthCare COMPARE Corp. The 1995 gains were due primarily to sales of Orbital Sciences Corp. Realized gains for the quarter ended June 30, 1996 were $250,000, net of tax, compared to $391,000 for the same period last year. The gains in 1996 are attributable to sales of HealthCare COMPARE Corp., while those in 1995 are primarily attributable to sales of Orbital Sciences Corp.

         Unrealized gains for the six-month period ended June 30, 1996 were $1,330,000, net of tax. This compares with a loss of $2,907,000 for same period in 1995. The gains in 1996 resulted primarily from an increase in various healthcare portfolio stocks, most notably HealthCare COMPARE Corp. The loss in 1995 was due to market fluctuations with respect to several large holdings. For the quarter ended June 30, 1996, unrealized losses were $19,000, net of tax, which reflected a stable market value over the quarter of Walnut's largest portfolio holdings. This compares with a loss of $1,518,000 for the same period in 1995 which represented negative market fluctuations on Walnut's portfolio.

         Interest expense increased for Walnut and the Company (excluding NFS) to $829,000 for the six-month period ended June 30, 1996. This compares to $822,000 for the same period in 1995. Interest expense consists of three major components: (i) interest paid to the SBA with respect to $8 million of debentures issued by Walnut to the SBA (the "Walnut Debentures"), (ii) interest paid on margin accounts and bank lines, and (iii) interest payable on a $270,000 note to a related party, which was repaid in April 1996. Interest expense for the quarter ended June 30, 1996 for Walnut and the Company (excluding NFS) was $394,000 compared to $504,000 for the same period in 1995. The decrease was primarily due to a reduction in the principal owed on bank loans, and also reflects the repayment of the $270,000 related party note in April 1996.

         General and administrative expenses for the six-month period ended June 30, 1996 for Walnut decreased $50,000 to $336,000, and, for the quarter ended June 30, 1996, decreased approximately $14,000 to $149,000. This decrease was due in part to a transfer of certain of the general and administrative expenses to the Company.

         RESULTS OF NFS OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995. During the six months ended June 30, 1996, revenue for NFS was $874,000. Revenue for such period was derived from operational support ($535,000), recovery services ($333,000) and other ($6,000). For the period commencing February 27, 1995 (the date of the Business Combination) to June 30, 1995, revenue for NFS was $1,428,000. Revenue for such period was derived from operational support ($1,207,000), recovery services ($196,000) and other ($25,000). During the three months ended June 30, 1996, revenue for NFS was $433,000. Revenue for such period was derived from operational support ($316,000), recovery services ($114,000) and other ($3,000). During the three months ended June 30, 1995, revenue for NFS was $966,000. Revenue for such period was derived from operational support ($858,000), recovery services ($95,000) and other ($13,000).

         For the six months ended June 30, 1996, 91% of the revenue from operational support came from three clients: Citibank, N.A. ($188,000 or 35%), Key Investments ($142,000 or 27%) and Chase Manhattan ($155,000 or 29%). For the same six-month period, 40% of revenue from recovery services came from two clients: DBL Liquidating Trust ($90,000 or 27%) and Merrill Lynch ($42,000 or 13%). For the three months ended June 30, 1996, cost of services was $464,000, or 107% of revenues, and general and administrative expenses were $37,000, as compared to $730,000 for cost of services and $243,000 for general and administrative expenses reported for the same period in 1995.

         Working capital was $208,000 at June 30, 1996 and $1,445,000 at June 30, 1995.

         RESULTS OF COMPANY OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1996. The Company had general and administrative expenses of $389,000 for the six months ended June 30, 1996, representing an increase of $254,000 from the same period in 1995. Such increase reflects six months of consolidated operations, as compared to four months of consolidated operations for the six-month period ended June 30, 1995, as well as higher personnel costs. General and administrative expenses for the Company for the three months ended June 30, 1996 were $251,000, representing an increase of $133,000 from the same period in 1995. This increase reflects higher personnel costs at the Company. Consolidated net income for the Company was $1,279,000 compared with a loss of $2,585,000 for the same period in 1995. The Company had realized and unrealized gains of $339,000, net of tax, in addition to those recorded at Walnut. These were due to an increase in the value of HealthCare COMPARE Corp.

         LIQUIDITY AND CAPITAL RESOURCES.

         LIQUIDITY AND CAPITAL RESOURCES OF WALNUT. As part of the SBIC program, Walnut has, from time to time, issued $12 million of debentures to the SBA. On September 1, 1995, debentures in the principal amount of $4 million had been repaid and the Walnut Debentures in the principal amount of $8 million are currently outstanding. The amounts, maturities and interest rates of the Walnut Debentures are set forth below:

               Principal Balance           Date Issued               Maturity              Interest Rate
               -----------------           -----------               --------              -------------
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

         During its normal examination process, the SBA has made a number of findings regarding Walnut's compliance with certain regulations promulgated under the Act. Walnut is in the process of resolving such findings with the SBA. If it is ultimately determined that Walnut has violated the Act, the SBA has the authority, upon written notice and expiration of applicable cure periods, to declare the Walnut Debentures immediately due and payable. In the case, Walnut would likely be forced to sell some of its portfolio securities to repay the Walnut Debentures. In such an event, Walnut would realize gains and reduce it liabilities in a corresponding amount. As a result, management believes that the net worth of Walnut calculated in accordance with generally accepted accounting principles would not significantly change. Walnut, however, would lose the opportunity to obtain further gains, if any, on the portfolio securities so sold.

         One of the findings of the SBA relates to Walnut's capital impairment.
Section 107.203(d) of Part 13 of the Code of Federal Regulations defines capital impairment as a realized earnings deficit in excess of 50% of private capital. By letters dated November 9, 1995 and April 19, 1996, the SBA determined that it would not take any action with regard to the capital impairment issue under certain circumstances. Specifically, the SBA stated that the SBA "would refrain from any action (against Walnut) if: (1) the market value of WCC's [Walnut] holding of Healthcare COMPARE and GranCare in the aggregate exceeds by $10 million the total of all secured and unsecured third party debt, and (2) the balance in the Undistributed Net Realized Account does not become negative in an amount greater than $9,000,000." As of the quarter ended June 30, 1996, Walnut's holdings of HealthCare COMPARE Corp. and GranCare, Inc. in the aggregate exceeded the total of all secured and unsecured third party debt by more than $15 million, and the "Undistributed Net Realized Earnings Account" equaled approximately negative $6 million. Accordingly, management believes that, by terms of its own statements, the SBA will not take any adverse actions against Walnut with respect to the capital impairment issue. Management also believes that the SBA's new position with respect to the capital impairment issue is a favorable resolution for the Company.

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

         Under the percentage-of-recovery agreements, NFS receives from a client a percentage of the amounts identified and/or recovered for the clients depending on the size and nature of each item. This method of doing business requires a significant initial investment in working capital. This working capital is needed primarily to compensate, on a bi- weekly basis, NFS's consultants who provide the services. The initial revenues generated by these consultants are from a specific pool of assets and are typically generated more than ninety days after commencing the project. As NFS expands its percentage-of-recovery business, its working capital requirements will increase commensurately. NFS has historically supported its working capital requirements through debt financing and cash flows from operations. Working capital of NFS was $208,000 at June 30, 1996.

         As of June 30, 1996, NFS owed taxes, penalties and interest of approximately $120,000 to the State of New York Department of Taxation and Finance, approximately $3,700 to the State of New York Department of Labor, and approximately $1,000 to the State of New Jersey, Unemployment Insurance. NFS has entered into written payment plan agreements with the State of New York, Withholding Tax, State of New York, Department of Labor, and State of New Jersey, Unemployment Insurance, providing for aggregate monthly payments of $8,851.58 (March 1996 to August 1997). NFS intends to pay the balances due to the State of New York Department of Labor and the State of New Jersey, Unemployment Insurance in the third quarter of 1996. Upon such termination, all accrued taxes, penalties and interest currently owing by NFS will be paid in full. NFS is current in it obligations under each of the tax payment plans.

         LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY. Through June 1995, the Company sold 1,015,625 shares of Common Stock in a private placement at an offering price of $2.00 per share. The proceeds of such private placement were used primarily to (i) repay indebtedness, (ii) pay accrued federal, state and city taxes, interest and penalties, and (iii) increase working capital.

         On August 31, 1995, the Company established a $4 million line of credit with American National Bank and Trust Company of Chicago ("ANB"). The line of credit requires interest only payments due monthly at the ANB's base rate plus 2% (10.25% at June 30, 1996). The Company is obligated to make quarterly principal payments of $575,000, with all remaining principal due June 30, 1997. The quarterly payment which was due December 31, 1995 was extended in part until March 31, 1996 and in part until May 31, 1996. This payment was made as well as the normal quarterly payment of $575,000 due June 30, 1996.
The outstanding principal of such line of credit as of June 30, 1996 was $3,425,000 and, as of August 9, 1996 was $2,850,000.

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS.

         There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company, to which the Company or any of the subsidiaries is a party or of which any of their property is subject.

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

                                           WALNUT FINANCIAL SERVICES, INC.
                                           (Registrant)


Date:  August 13, 1996                     /s/Joel S. Kanter
                                           ------------------------------------------------------------------------------
                                           Joel S. Kanter
                                           President (Chief Executive Officer)


Date:  August 13, 1996                     /s/Robert F. Mauer
                                           ------------------------------------------------------------------------------
                                           Robert F. Mauer
                                           Treasurer (Chief Accounting Officer)
