Form 10-Q
period 1996-09-30
WALNUT FINANCIAL SERVICES INC
filed 1996-11-12
CIK 942378

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

(Mark One)
[x]    Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the quarterly period ended             September 30, 1996  or
                                                  ----------------------
[]     Transition report under Section 13 or 15(d) of the Exchange Act
       For the transition period from                    to
                                      -----------------  --------------------
                   Commission file number             0-26072
                                         ------------------------------------

                                                 Walnut Financial Services, Inc.
-----------------------------------------------------------------------------------------------------------------

                                      (Exact Name of Registrant as Specified in Its Charter)

                  Utah                                                               87-0415597
-----------------------------------------------------------------------------------------------------------------
     (State or Other Jurisdiction of                                               (I.R.S. Employer
     Incorporation or Organization)                                              Identification No.)

       8000 Towers Crescent Drive, Suite 1070
       Vienna, Virginia                                                                          22182
-----------------------------------------------------------------------------------------------------------------
       (Address of Principal Executive Offices)                                                (Zip Code)

                                                          (703) 448-3771
-----------------------------------------------------------------------------------------------------------------
                                       (Registrant's Telephone Number, Including Area Code)

                                                               N/A
-----------------------------------------------------------------------------------------------------------------
                        (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X           No
   -----            -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     As of October 31, 1996 the registrant had 14,619,173 shares of Common Stock issued and outstanding.

                WALNUT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                               SEPTEMBER 30, 1996




                                                                                        Page
                                                                                       Number
                                                                                      -------

                        Part I - Financial Information

Item 1 - Financial Statements


Condensed Consolidated Balance Sheets at September 30, 1996 and December 31, 1995       3

Condensed Consolidated Statements of Operations for the nine months and three months
ended September 30, 1996 and 1995                                                       4

Condensed Consolidated Statements of Cash Flows for the nine months ended
September 30, 1996 and 1995                                                             5

Condensed Consolidated Statement of Changes in Stockholders' Equity for
the nine months ended September 30, 1996                                                6

Notes to Condensed Consolidated Financial Statements                                    7

Item 2 - Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                              10

                          Part II - Other Information

Item 1 - Legal Proceedings                                                             16

Item 6 - Exhibits Required by Item 601 and Reports on Form 8-K                         16

Signatures                                                                             17


                         PART 1 - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS
                        WALNUT FINANCIAL SERVICES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                                                      September 30, 1996       December 31, 1995
                                                                                   ---------------------    --------------------
ASSETS
Portfolio securities:
  Marketable equity securities                                                     $          26,397,051    $         26,622,030
  Non-marketable securities                                                                    4,815,392               4,486,237
  Non-marketable debt securities                                                               1,704,039                 845,694
                                                                                   ---------------------    --------------------
  Total portfolio securities                                                                 32,916,482              31,954,961
Current assets:
  Cash and cash equivalents                                                                    1,302,872                 396,440
  Accounts receivable (net of allowance)                                                         647,850                 630,092
  Interest receivable (net of allowance)                                                          26,779                  27,549
  Unbilled receivables                                                                           714,098                 501,332
  Other current assets                                                                            85,256                  76,420
                                                                                   ---------------------    --------------------
   Total current assets                                                                        2,776,855               1,631,833

Fixed assets, net of accumulated depreciation                                                     46,450                  54,935
Long term assets                                                                                 367,802                 355,283
Intangible assets                                                                              1,984,761               2,066,492
                                                                                   ---------------------    --------------------
           TOTAL ASSETS                                                            $          38,092,350    $         36,063,504
LIABILITIES AND SHAREHOLDERS' EQUITY                                               =====================    ====================
Current liabilities:
  Margin payable to brokers                                                        $           5,398,360    $          5,131,783
  Notes payable to banks and current portion of long term debt                                 7,834,489               4,981,744
  Notes payable to related parties                                                                     0                 270,000
  Accounts payable, accrued expenses and other current liabilities                             1,307,815               1,003,088
                                                                                   ---------------------    --------------------
   Total current liabilities                                                                  14,540,664              11,386,615
Long-term debt, net of current portion                                                         4,011,529               8,013,285
Non-current deferred tax liability                                                             1,533,463               1,247,967
Deferred rent, net of amortization                                                                21,493                  16,311
Minority interest                                                                                394,491                       0
                                                                                   ---------------------    --------------------
   Total liabilities                                                                          20,501,640              20,664,178
Shareholders' equity:                                                              ---------------------    --------------------
    Preferred stock, no stated value, 1,000,000 shares authorized, no shares issued
    Common stock, $.01 stated value, 50,000,000 shares authorized,
    14,616,687 issued in 1996 and 13,800,713 issued in  1995                                     146,167                 138,007
    Additional paid in capital                                                                14,905,269              13,085,428
    Retained earnings                                                                          2,539,274               2,175,891
                                                                                   ---------------------    --------------------
          Total shareholders' equity                                                          17,590,710              15,399,326
                                                                                   ---------------------    --------------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $          38,092,350    $         36,063,504
                                                                                   =====================    ====================


  Attention is directed to the accompanying notes to these financial statements

                        WALNUT FINANCIAL SERVICES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)




                                                        For the Nine Months Ended                    For the Three Months Ended
                                              ---------------------------------------------    ------------------------------------
                                                 Sept. 30, 1996             Sept. 30, 1995       Sept. 30, 1996     Sept. 30, 1995
                                              --------------------      -------------------    -----------------    ---------------
Revenue:
  Recovery services                           $         697,235          $         326,664     $        364,950     $    110,043
  Operational support                                   890,765                  1,519,194              355,016          312,123
  Investment and other income                            62,795                     65,234               30,913           13,222
                                              -----------------          -----------------     ----------------     ------------
                                                      1,650,795                  1,911,092              750,879          435,388
                                              -----------------          -----------------     ----------------     ------------
Costs and Expenses:
   Cost of services                                   1,380,156                  1,283,235              521,196          357,769
   General and administrative                         1,374,839                  1,500,067              521,665          565,547
                                              -----------------          -----------------     ----------------     ------------
                                                      2,754,995                  2,783,302            1,042,861          923,316
                                              -----------------          -----------------     ----------------     ------------
Operating loss                                       (1,104,200)                  (872,210)            (291,982)        (487,928)
Interest and other financial costs                    1,316,832                  1,423,930              395,663          553,207
                                              -----------------          -----------------     ----------------     ------------
Loss before taxes and realized and
 unrealized gain and loss                            (2,421,032)                (2,296,140)            (687,645)      (1,041,135)

Income tax benefit                                      968,331                    917,000              274,625          416,000

Realized gain/(loss) on sale of
  securities, net of tax                              1,146,623                    495,914              358,248         (140,759)
                                              -----------------          -----------------     -----------------    ------------
Gain/(loss) before unrealized loss                     (306,078)                  (883,226)             (54,772)        (765,894)
Unrealized gain on investments, net of tax              669,461                    612,654             (861,160)       3,096,190
                                              -----------------          -----------------     ----------------     ------------
Net income/(Loss)                             $         363,383          $        (270,572)    $       (915,932)    $  2,330,296
                                              -----------------          -----------------     ----------------     ------------
Income/(Loss) per share                       $            0.03          $           (0.02)    $          (0.06)    $       0.16
                                              -----------------          -----------------     ----------------     ------------
Weighted average shares outstanding                  14,465,522                 12,404,457           14,616,687       14,367,860
                                              ------------------         -----------------     ----------------     ------------

 Attention is directed to the accompanying notes to these financial statements

                        WALNUT FINANCIAL SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)



                                                                      For the Nine Months ended
                                                                               September 30,
                                                                   --------------------------------------
                                                                         1996                  1995
                                                                   ---------------       ----------------
Operating activities:
 Net increase/(decrease) in net assets resulting from operations   $      363,383        $     (270,572)
Adjustments to reconcile net income/(loss) to net cash
provided by (used in) operating activities:
 Depreciation/amortization                                                111,584                76,613
 Net unrealized (depreciation)/appreciation                            (1,115,768)           (1,021,148)
 Realized gains                                                        (1,911,039)             (826,523)
 Issuance of stock as litigation settlement                                     0                45,000
 Other                                                                          0                (2,737)
Changes in operating assets and liabilities                               307,549              (297,645)
                                                                   ---------------       --------------
      Net cash provided by/(used in) operating activities              (2,244,291)           (2,297,012)
                                                                   --------------        --------------
Investing activities:

 Costs in connection with the acquisition of NFS                                0              (291,739)
 Additions to property and equipment                                       (7,550)               (3,671)
 Purchases of investments                                                (596,750)           (2,956,737)
 Proceeds from sale of investments                                      4,335,537             4,267,782
 Cash payment for Universal Partners                                       (3,820)                    0
 Cash acquired at Universal Partners                                      575,740                     0
                                                                   --------------        --------------
      Net cash provided by investing activities                         4,303,157             1,015,635
Financing activities:                                              --------------        --------------
 Net proceeds from sale of common stock                                         0             1,962,490
 Borrowings/(repayments) of short term debt                            (1,419,011)             (628,450)
 Increase/(decrease) in margin accounts                                   266,577               (46,773)
                                                                   --------------        --------------
      Net cash provided/(used in) by financing activities              (1,152,434)            1,287,267
                                                                   --------------        --------------
 Net increase/(decrease) in cash and cash equivalents                     906,432                 5,890
 Cash and cash equivalents, at the beginning of the year                  396,440               546,535
                                                                   --------------        --------------
 Cash and cash equivalents at the end of the year                       1,302,872               552,425
Supplemental Information:                                          ==============        ==============
Cash paid for interest                                             $    1,115,204        $    1,120,999
                                                                   ==============        ==============
Issuance of units for equity securities                            $            0        $    1,018,200
                                                                   ==============        ==============
Issuance of common stock for legal fees                            $       35,000        $            0
                                                                   ==============        ==============
Issuance of common stock for acquisition of Universal Partners     $    1,793,001        $            0
                                                                   ==============        ==============



 Attention is directed to the accompanying notes to these financial statements

                        WALNUT FINANCIAL SERVICES, INC.

      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)







                                                Common Stock
                                         ---------------------------
                                                                          Additional
                                                          Par Value        Paid In          Retained
                                           Shares         at $0.01         Capital          Earnings                    Total
                                         ----------     ------------    -------------     ------------              -------------
Balance, December 31, 1995               13,800,713     $    138,007    $  13,085,428     $  2,175,891              $  15,399,326
Net Income                                                                                     363,383                    363,383
Issuance of common stock for legal fees      14,000              140           34,860                                      35,000
Issuance of common stock for Universal
acquisition                                 801,974            8,020        1,784,981                                   1,793,001
                                         ----------     ------------    -------------     ------------              -------------
Balance, September 30, 1996              14,616,687     $    146,167    $  14,905,269     $  2,539,274              $  17,590,710
                                         ==========     ============    =============     ============              =============

 Attention is directed to the accompanying notes to these financial statements

                        WALNUT FINANCIAL SERVICES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   BASIS OF PREPARATION.
     --------------------

     The accompanying consolidated financial statements as of September 30, 1996, and for the three month and nine month periods ended September 30, 1996 and 1995, are unaudited; however, in the opinion of the management of Walnut Financial Services, Inc., a Utah corporation (the "Company"), such statements include all adjustments (consisting of normal recurring accruals) necessary to present a fair statement of the information presented therein. The balance sheet at December 31, 1995 was derived from the audited financial statements at such date.

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

2.   ORGANIZATION.
     ------------
     The Company currently has three primary business focuses: (i) investing in start-up and early stage development companies, (ii) providing diversified consulting and asset recovery services (recovery of financial assets, e.g., cash and securities, which had not been accounted for by its clients) to securities firms, banks and others, and (iii) operating an investment vehicle that specializes in bridge financing and private placements for small to medium-sized companies. The Company engages in the investment business through its wholly-owned subsidiary Walnut Capital Corp., a Delaware corporation ("Walnut"). Walnut was formed for the purpose of operating as a Small Business Investment Company (a "SBIC") under the Small Business Investment Act of 1958 (as amended, the "Act"), and is subject to regulations promulgated by the Small Business Administration (the "SBA") pursuant to the provisions of the Act. The Company engages in the consulting and asset recovery business through its wholly-owned subsidiary, NFS Services, Inc., a New York corporation ("NFS"), and NFS' wholly-owned subsidiaries: (i) Asset Recovery Services, Inc., a New York corporation ("ARS"), and (ii) NFS Collection Services, Inc., a New York corporation ("NFS Collection"). NFS conducts its operations both directly and through its subsidiaries. The Company pursues its bridge financing and private placements through its wholly-owned subsidiary, Universal Bridge Funds, Inc., a Delaware corporation ("Universal Bridge"). Universal Bridge owns 50% of the outstanding general partnership interests and 83% of the limited partnership interests of Universal Partners, L.P., an Illinois limited partnership ("UPLP").

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.
     -------------------------------------------

     PRINCIPLES OF CONSOLIDATION. The financial statements of the Company include the accounts of Walnut, NFS and NFS' wholly-owned subsidiaries, ARS and NFS Collection, and Universal Bridge. Intercompany transactions and balances have been eliminated in consolidation.

     REVERSE STOCK SPLIT AND BUSINESS COMBINATIONS. In January 1994, the Company effected a one-for-five reverse stock split. In February 1995, the Company effected a one-for-two reverse stock split. All references to the number of shares of Common Stock and per common share amounts have been restated to reflect the reverse stock splits. The accompanying financial statements also reflect, as outstanding for all periods presented, the common stock of Walnut as adjusted for the exchange ratio (111,327 shares for each share of Walnut) applicable to the business combination between Walnut and the Company (the "Business Combination"), whereby the shareholders of Walnut exchanged their stock in Walnut for shares of Common Stock of the Company and, as a result, Walnut ultimately became a wholly-owned subsidiary of the Company.

     On June 17, 1996, the Company issued 801,974 shares of Common Stock in connection with Universal Bridge's purchase of approximately 83% of the limited partnership interests and 50% of the general partnership interests of UPLP. Had the acquisition of the UPLP partnership interests occurred as of January 1, 1996, the earnings for the Company for the nine month period ended September 30, 1996 would have been $395,195 or $0.03 per share. This has been accounted for as a purchase according to APB16. The investment assets of UPLP at the time of acquisition were $1,251,000, net debt securities were $423,000, total assets were $ 2,266,000 and liabilities were $75,000.

     NET INCOME (LOSS) PER SHARE. Net income (loss) per share is computed based on the weighted average number of shares outstanding for each period. Common stock equivalents have been considered only where they are dilutive.

4.   SECURITIES.

     Securities as of September 30, 1996 consisted of the following:



                                      Market/Fair Value      Cost
                                      ----------------- --------------
Equity:
                  Biotech              $     356,179    $     184,287
                  Communications           2,156,147        4,135,637
                  Construction                36,065            2,148
                  Consumer products        1,655,140        1,696,228
                  Entertainment              191,067          111,992
                  Energy                      75,000          125,000
                  Environmental               90,808          100,687
                  Healthcare              24,934,171        7,511,679
                  High technology          1,033,876        1,065,626
                  Other                      561,072        2,990,394
                  Recreation                     167               12
                  Services                   103,020           50,310
                  Gold                        19,731           68,000
                                       -------------    -------------
                   Total equity        $  31,212,443    $  18,042,000
                                       =============    =============
Debt:
                  Communications       $      25,000    $      25,000
                  Construction                50,000           50,000
                  Consumer Products          227,630          352,630
                  Entertainment               75,000           75,000
                  Environmental               24,875          322,000
                  Health care                175,000          180,460
                  Other                      652,314          790,392
                  Recreation                  40,000           75,000
                  Services                   434,220          462,190
                                       -------------    -------------
                   Total debt              1,704,039        2,332,672
                                       -------------    -------------
Total Securities                       $  32,916,482    $  20,374,672
                                       =============    =============


5.   RELATED PARTY TRANSACTIONS.
     --------------------------

     The Company and its subsidiaries retain a law firm at which a Company officer is of counsel. Payments of $55,200 were paid by the Company to such firm for the provision of legal services and the reimbursement of related expenses incurred during the nine months ended September 30, 1996. Such fees and expenses were incurred in connection with normal business activities. In addition, the Company issued 14,000 shares of Common Stock in lieu of $35,000 of additional legal fees.

In November 1995, the Company received two unsecured loans from a related party for an aggregate amount of $270,000. The loans bore interest at 8.75% and were repaid in April 1996.


ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS FOR THE FISCAL THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995.

     Since the Business Combination occurred on February 27, 1995, the results of the nine month period ended September 30, 1995 are not necessarily comparable to the results for the nine month period ended September 30, 1996. In addition, the operations of UPLP, which was acquired in June 1996, were not material to the operations of the Company for the nine months ended September 30, 1996.

     RESULTS OF WALNUT OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995. Walnut had realized gains of $928,000, net of tax, for the period ended September 30, 1996, compared to a gain of $496,000 for the same period in 1995. The 1996 gains are primarily attributable to sales of HealthCare COMPARE Corp. stock. The 1995 gains were due primarily to sales of Orbital Sciences Corp. Realized gains for the quarter ended September 30, 1996 were $272,000, net of tax, compared to a realized loss of $141,000 for the same period last year. The gains in 1996 are attributable to sales of HealthCare COMPARE Corp. stock, while those in 1995 are primarily attributable to the write off of an investment of approximately $150,000.

     Unrealized gains for the nine month period ended September 30, 1996 were $606,000, net of tax. This compares with unrealized gains of $613,000 for same period in 1995. The gains in 1996 resulted primarily from an increase in the value of various health care portfolio shares, most notably HealthCare COMPARE Corp. The gains in 1995 were due to market fluctuations with respect to several large holdings. For the quarter ended September 30, 1996, unrealized losses were $723,000, net of tax, which reflected losses attributable to the drop in stock values, primarily in July. This compares with an unrealized gain of $3,096,000 for the same period in 1995, which represented strong market performance over the third quarter in 1995.

     Interest expense increased at Walnut and the Company to $1,184,000 for the nine month period. This compares to $1,299,000 for the same period in 1995. Interest expense consists of three major components: (i) interest paid to the SBA with respect to $8 million of debentures issued by Walnut to the SBA (the "Walnut Debentures"), (ii) interest paid on margin accounts and bank lines, and
(iii) interest payable on a $270,000 note to a related party, which was repaid in April 1996. Interest expense for the quarter ended September 30, 1996 was $354,000 compared to $477,000 for the same period in 1995. The decrease was primarily due to a reduction in the principal owed on bank loans, and also reflects the repayment of the $270,000 related party note in April 1996.

     General and administrative expenses at Walnut and the Company increased $476,000 to $1,151,000 for the nine month period ended September 30, 1996. Expenses at Walnut decreased $35,000 to $511,000, compared to last year. General and administrative cost at the Company was $640,000, compared to $130,000 for the same period in 1995. This increase is due to a full nine months of operations in 1996, as well as higher personnel costs. General and administrative expenses for the quarter ended September 30, 1996 increased approximately $120,000 to $445,000. This increase reflects higher personnel costs to the Company.

     RESULTS OF NFS OPERATIONS FOR THE FISCAL THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995. During the nine months ended September 30, 1996, revenue for NFS was $1,598,000. Revenue, for such period was derived from operational support ($891,000), recovery services ($697,000) and other ($10,000). For the period commencing February 27, 1995 (the date of the Business Combination) to September 30, 1995, revenue for NFS was $1,851,000. Revenue for such period was derived from operational support ($1,519,000), recovery services ($327,000) and other ($5,000). During the three months ended September 30, 1996, revenue for NFS was $724,000. Revenue for such period was derived from operational support ($355,000), recovery services ($365,000) and other ($4,000). During the three months ended September 30, 1995, revenue for NFS was $423,000. Revenue for such period was derived from operational support ($312,000), recovery services ($110,000) and other ($1,000).

     For the nine months ended September 30, 1996, 87% of the revenue from operational support came from three clients: Chase Manhattan ($362,000 or 41%), Key Investments ($215,000 or 24%) and Citibank, N.A. ($194,000 or 22%).
For the same nine-month period, 52% of revenue from recovery services came from three clients: DBL Liquidating Trust ($137,000 or 20%), Merrill Lynch ($125,000 or 18%) and Chemical Bank ($97,000 or 14%). For the three months ended September 30, 1996, cost of services was $521,000, or 72% of revenues, and general and administrative expenses were $75,000, as compared to $414,000 for cost of services and $104,000 for general and administrative expenses for the same period in 1995.

     Working capital was $284,000 at September 30, 1996 and $1,325,000 at September 30, 1995.

     RESULTS OF COMPANY OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996. During fiscal period ended September 30, 1996, the Company had general and administrative expenses of $639,000. Consolidated net income for the Company was $363,000 compared with a loss of $271,000 for the same period in 1995. The Company had realized and unrealized gains of $278,000, net of tax, in addition to those recorded at Walnut. These were due to an increase in the value of HealthCare COMPARE Corp.

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



       Principal Balance  Date Issued  Maturity  Interest Rate
       -----------------  -----------  --------  -------------
            $4,000,000     04/29/87    04/01/97       8.95%

             2,000,000     06/08/88    06/01/98       9.80%

             2,000,000     09/27/89    09/01/99       8.80%

Interest on the Walnut Debentures is paid semi-annually, and principal is due at maturity. Walnut has been current in all of its interest payments to SBA. The Walnut Debentures prohibit the distribution of earnings or other assets of Walnut to the Company, except for distributions made out of undistributed realized earnings computed in accordance with SBA regulations. For so long as any indebtedness under the Walnut Debentures remains outstanding, Walnut is prohibited from repurchasing or converting any of its equity (but not debt) securities or paying dividends (including dividends to the Company) without the consent of the SBA. In addition, Walnut is prohibited from incurring any secured indebtedness, except for the $5,765,000 of secured indebtedness that was outstanding at April 8, 1994. There are no limitations on the amount of unsecured indebtedness Walnut can incur. The Walnut Debentures cannot be prepaid without payment of a substantial prepayment penalty related to the time of such prepayment. Walnut is not currently eligible to borrow additional funds under the SBIC program due to Walnut's capital impairment; however, Walnut has no future plans to issue additional debentures to the SBA. Management believes that even if Walnut were eligible for additional loans, the SBA may be unwilling or unable to provide additional loans to Walnut due to the SBA's budgetary restraints.

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

     One of the findings of the SBA relates to Walnut's capital impairment.
Section 107.203(d) of Part 13 of the Code of Federal Regulations defines capital impairment as a realized earnings deficit in excess of 50% of private capital. By letters dated November 9, 1995 and April 19, 1996, the SBA determined that it would not take any action with regard to the capital impairment issue under certain circumstances. Specifically, the SBA stated that the SBA "would refrain from any action [against Walnut] if: (1) the market value of WCC's [Walnut] holdings of HealthCare COMPARE and GranCare in the aggregate exceeds by $10 million the total of all secured and unsecured third party debt, and (2) the balance in the Undistributed Net Realized Account does not become negative in an amount greater than $9,000,000." As of the quarter ended September 30, 1996, Walnut's holdings of HealthCare COMPARE Corp. and GranCare, Inc. in the aggregate exceeded the total of all secured and unsecured third party debt by more than $14 million, and the "Undistributed Net Realized Earnings Account" equaled approximately negative $6 million. Accordingly, management believes that, by terms of its own statements, the SBA will not take any adverse actions against Walnut with respect to the capital impairment issue. Management also believes that the SBA's new position with respect to the capital impairment issue is a favorable resolution for the Company.

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

     Under the percentage-of-recovery agreements, NFS receives from a client a percentage of the amounts identified and/or recovered for the clients depending on the size and nature of each item. This method of doing business requires a significant initial investment in working capital. This working capital is needed primarily to compensate, on a bi-weekly basis, NFS's consultants who provide the services. The initial revenues generated by these consultants are from a specific pool of assets and are typically generated more than ninety days after commencing the project. As NFS expands its percentage-of-recovery business, its working capital requirements will increase commensurately. NFS has historically supported its working capital requirements through debt financing and cash flows from operations. Working capital of NFS was $284,000 at September 30, 1996.

     As of September 30, 1996, NFS owed taxes, penalties and interest of approximately $96,000 to the State of New York Department of Taxation and Finance and approximately $1,000 to the State of New Jersey, Unemployment Insurance. NFS has entered into written payment plan agreements with the State of New York, Withholding Tax and State of New Jersey, Unemployment Insurance, providing for aggregate monthly payments of $8,851 (March 1996 to August 1997). The balance due to the State of New Jersey, Unemployment Insurance will be paid in the fourth quarter of 1996. Upon such termination, all accrued taxes, penalties and interest currently owing by NFS will be paid in full. NFS is current in it obligations under each of the tax payment plans.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY.  Through June 1995, the
Company sold 1,015,625 shares of Common Stock in a private placement at an offering price of $2.00 per share. The proceeds of such private placement were used primarily to (i) repay indebtedness, (ii) pay accrued federal, state and city taxes, interest and penalties, and (iii) increase working capital.

     On August 31, 1995, the Company established a $4 million line of credit with American National Bank and Trust Company of Chicago (ANB). As of September 30, 1996, there was a balance of $2,850,000. This credit line was replaced as of September 8, 1996 with a term loan of $2,850,000. This loan requires interest only payments of September 30, 1996 and December 31, 1996. A principal payment of $575,000 is due on March 31, 1997, with the balance due on June 30, 1997. The interest rate associated with this loan is ANB's base rate plus 2% (10.25% as of September 30, 1996).

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

                                        WALNUT FINANCIAL SERVICES, INC.
                                        (Registrant)





Date: November 8, 1996                 /s/ Joel S. Kanter
                                       ----------------------------------------
                                       Joel S. Kanter
                                       President (Chief Executive Officer)



Date: November 8, 1996                 /s/ Robert F. Mauer
                                       -----------------------------------------
                                       Robert F. Mauer
                                       Treasurer (Chief Accounting Officer)