Form 10-K405
period 1996-12-31
WALNUT FINANCIAL SERVICES INC
filed 1997-04-04
CIK 942378

================================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ------------------
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 1996

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
            For the transition period from _______ to _______



                         Commission File Number 0-26072


                        WALNUT FINANCIAL SERVICES, INC.
             (Exact name of Registrant as specified in its charter)


          Utah                                         87-0415597
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                    Identification Number)

     8000 Towers Crescent Drive
     Suite 1070, Vienna, Virginia                          22182
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code: (703) 448-3771

          Securities Registered Pursuant to Section 12(b) of the Act:

                                            Name of Each Exchange
                  Title of Each Class       on which Registered
               ----------------------  --------------------------
                      NONE                NONE



          Securities Registered Pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
requirements for the past 90 days.   YES  X    NO
                                         ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


================================================================================

     As of March 17, 1997, the Registrant had issued and outstanding 14,619,172 shares of the Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 17, 1997, was $12,541,947.*

                     DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference to the Registrant's definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders anticipated to be held on June 24, 1997.



* Based on the last reported price of an actual transaction in Registrant's common stock on March 17, 1997 ($1 1/32), and reports of beneficial ownership filed by directors and executive officers of Registrant and by beneficial owners of more than 5% of the outstanding shares of Common Stock of Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of Registrant's Common Stock.

                                   PART I

ITEM 1.  BUSINESS


     GENERAL. The Company currently has three primary business focuses: (i) investing in start-up and early stage development companies, (ii) providing diversified consulting and asset recovery services (recovery of financial assets, e.g., cash and securities, which had not been accounted for by its clients) to securities firms, banks and others, and (iii) operating an investment vehicle that specializes in bridge financing to small to medium-sized companies. The Company engages in the investment business through its wholly-owned subsidiary, Walnut Capital Corp., a Delaware corporation ("Walnut"). Walnut was formed for the purpose of operating as a Small Business Investment Company (a "SBIC") under the Small Business Investment Act of 1958 (as amended, the "Act"), and is subject to regulations promulgated by the Small Business Administration ( the "SBA") pursuant to the provisions of the Act.
The Company engages in the consulting and asset recovery business through its wholly-owned subsidiary, NFS Services, Inc., a New York corporation ("NFS"), and NFS' wholly-owned subsidiaries: (i) Asset Recovery Services, Inc., a New York corporation ("ARS"), and (ii) NFS Collection Services, Inc., a New York corporation ("NFS Collection"). NFS has been in the consulting and asset recovery business since 1992. NFS conducts its operations both directly and through its subsidiaries. The Company is in the process of re-evaluating the asset recovery business of NFS and its subsidiaries, and as a result thereof, the Company has written down NFS' goodwill. The Company pursues its bridge financings through its wholly-owned subsidiary, Universal Bridge Fund, Inc., a Delaware corporation ("Universal Bridge"). Universal Bridge owns 50% of the outstanding general partnership interests and approximately 83% of the limited partnership interests of Universal Partners, L.P., an Illinois limited partnership ("UPLP"). Certain financial information with respect to the Company's industry segments for each of the Company's last three fiscal years is contained in footnote 15 of the audited financial statements which are contained in this Report on Form 10-K.

     BACKGROUND PRIOR TO THE BUSINESS COMBINATION. The Company was organized under the laws of the State of Utah on June 26, 1984 under the name DNE Corporation. For the period 1984 through 1988, the Company engaged in manufacturing operations. After December 1988, the Company ceased all operations and converted its assets to cash and cash equivalents. During the period December 1988 to March 1992, the Company did not engage in operations.

     In March 1992, the Company acquired NFS through a merger of its wholly-owned subsidiary created for such purpose with and into NFS. As a result of such merger, NFS became a wholly-owned subsidiary of the Company. On January 6, 1994, the stockholders of the Company approved the change of the name of the Company from DNE Corporation to NFS Services, Inc. (Utah).

     THE BUSINESS COMBINATION. The Company and Walnut entered into a business combination (the "Business Combination") pursuant to a certain Agreement and Plan of Reorganization dated November 8, 1994 (the "Reorganization Agreement"). Prior to such time, the Company had no ownership interest in Walnut. Pursuant to the Reorganization Agreement, the holders of shares of Walnut $.10 par value common stock ("Walnut Common Stock") exchanged each share of Walnut Common Stock for 111.327 shares of the Company's Common Stock, on a post-reverse stock split basis as discussed below. The Business Combination was consummated on February 27, 1995. As a result of the Business Combination, the Company issued 8,826,009 shares of Common Stock (including 333,981 shares issued in August 1995 in connection with the settlement of an appraisal action brought by two dissenting shareholders) in exchange for all of the outstanding Walnut Common Stock.

     The following is a diagram depicting the corporate organizational structure of the Company and its subsidiaries immediately after the Business Combination.


                      WALNUT FINANCIAL SERVICES, INC.
        (formerly known as NFS Services, Inc. (Utah), formerly known as DNE Corporation)
         ----------------------------------------------------------------
                100%   |                                100%    |
                       |                                        |
               NFS SERVICES, INC.                    WALNUT CAPITAL CORP.
          -----------------------                    --------------------
        100%  |         100%  |
              |               |
  ASSET RECOVERY        NFS COLLECTION
  SERVICES, INC.       SERVICES,  INC.

     The Business Combination was intended to expand and diversify the Company's business operations and improve its access to clients. In addition, the Company gained access to the management expertise of the existing Walnut management, board of directors and stockholders.

     In order to complete the Business Combination, the Company obtained the approval of the holders of at least 51% of the then outstanding Common Stock, at a special stockholders meeting on December 7, 1994 (the "Stockholders Meeting"), to take the following actions: (i) consummate the Business Combination, and (ii) amend the Company's Articles to (a) increase the number of its authorized shares of Common Stock from 10,000,000 to 50,000,000, (b) change the Company's name from NFS Services, Inc. (Utah) to Walnut Financial Services, Inc., (c) incorporate certain restrictions regarding the transfer of the Company's securities in order to retain the use of Walnut's net operating losses pursuant to Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), (d) provide for indemnification of officers and directors of the Company, and (e) effect a one-for-two reverse stock split (the "Reverse Stock Split"). Unless otherwise indicated, all references herein to shares of Common Stock reflect the effect of the Reverse Stock Split. Such amendment was filed and became effective on February 27, 1995. Also at the Stockholders Meeting, the Company obtained approval of the holders of at least 51% of the then outstanding Common Stock present at the Stockholders Meeting and entitled to vote, in person or by proxy, to take the following actions: (x) amend the NFS Services, Inc. 1989 Incentive Stock Plan (the "1989 Plan"); (y) adopt the NFS Services, Inc. (Utah) 1994 Incentive Stock Option Plan (the "1994 Plan") which provides for the issuance of options and other derivative securities entitling the holders thereof to acquire up to 500,000 shares of Common Stock; and (z) assume the obligations of Walnut under the Walnut Capital Corporation 1987 Stock Option Plan (the "1987 Plan").

     As a condition precedent to consummating the Business Combination, the Company initiated a private placement of its Common Stock which was completed in June 1995 (the "Common Stock Private Placement"). The Company sold 1,015,625 shares of Common Stock to investors in the Common Stock Private Placement for gross proceeds of $2,031,250. In addition, the Company issued 125,000 shares of Common Stock as finders' fees in connection with the Business Combination and 45,270 shares of Common Stock as sales commissions in connection with the Common Stock Private Placement.

     On June 17, 1996, the Company issued 801,974 shares of Common Stock, together with five-year warrants to purchase an additional 697,391 shares of Common Stock at an exercise price of $3.00, in connection with Universal Bridge's purchase of approximately 83% of the limited partnership interests and 50% of the general partnership interests of UPLP. The following is a diagram describing the relationship of the Company and its subsidiaries after the Universal Acquisition.



                       WALNUT FINANCIAL SERVICES, INC.
(formerly known as NFS Services, Inc.(Utah), formerly known as DNE Corporation)
-------------------------------------------------------------------------------
     100%  |                 100%    |                   100%   |
                                 WALNUT                UNIVERSAL
   NFS SERVICES, INC.           CAPITAL               BRIDGE FUND,
                                 CORP.                    INC.
   ------------------                                -------------------------
  100% |      100% |                                 83%     |         50%   |
       |           |                                 limited |      general  |
       |           |                                 partner |      partner  |
    ASSET          NFS                                       |               |
  RECOVERY      COLLECTION                                       UNIVERSAL
SERVICES, INC.  SERVICES, INC.                                  PARTNERS, L.P.



     WALNUT--GENERAL. Walnut was incorporated on September 18, 1980 and maintains offices in Chicago, Illinois and Vienna, Virginia. Since 1984, Walnut has invested in more than 100 start-up and early stage development companies (collectively, the "portfolio companies", individually, a "portfolio company"). Once an investment is made, Walnut's principal objective is to assist the management of the portfolio company by utilizing the extensive experience and breadth of professional contacts of Walnut's officers, directors, consultants and stockholders. Walnut takes an active approach toward assisting a portfolio company's management to meet and exceed business objectives in order to enhance the potential return on Walnut's investment. Walnut's officers, directors, consultants and stockholders maintain contacts throughout the U.S. and international business and financial communities and are dedicated to introducing the management of portfolio companies to additional business contacts and sources of financing. Walnut's officers, directors, consultants and stockholders provide extensive technical, operational and managerial assistance in a wide variety of industries, and maintain an array of sales and marketing contacts in the domestic and international business communities.

     Walnut does not maintain a specific investment policy to guide its investment choices. Rather, each of Walnut's officers reviews investment opportunities and, in collaborative fashion, seeks to identify and select the best among them. In general, Walnut seeks to maintain a diversified portfolio of companies from various industries and various geographic locations. Walnut also seeks to invest in companies with original or exclusive technology or expertise, and in companies that have the potential for revenue and earnings growth sufficient to become a candidate for a public offering within five years. Accordingly, Walnut's portfolio companies are located throughout the United States and in numerous industries. Initial investment amounts range from $50,000 to $500,000, and may take the form of debt, equity or some combination thereof. The amount currently invested in each such company ranges from $25,000 to approximately $2,000,000 and takes the form of debt, equity or some combination thereof as indicated below. Walnut has the contractual right to appoint a member of, or an observer to, the boards of directors of a number of such companies. In addition, Walnut currently has a representative on the board of directors of an additional number of such companies although Walnut has no contractual right to continue such representation.  Walnut's representative on the board of directors of a portfolio company may receive options to purchase securities of the portfolio company if such options are provided pursuant to a plan covering all directors. There can be no assurance that Walnut's representative to the board of directors of such companies can influence or affect policy with respect to such companies or that said representative will continue to be elected to the boards of directors of such companies. As of December 31, 1996, Walnut had a fair market value of $24.8 million in equity securities, with a cost basis of $15.4 million. As of December 31, 1996, Walnut's debt securities were valued at $0.9 million, with a cost basis of $1.4
million.   Below is a list of certain of Walnut's investments, divided into business categories, which in the aggregate constitute the principal investments of Walnut as of December 31, 1996:


                   I.   BIO-TECHNOLOGY COMPANIES
                        ------------------------
                        Cell Therapeutics, Inc.(3)
                        Titan Pharmaceuticals, Inc.(3)

                  II.   COMPUTER AND HIGH-TECH COMPANIES
                        -------------------------------------

                        Nhancement Technology Corp.(2)(5)
                        J.L. Wickham Co., Inc.(2)(3)
                        Logic Devices Incorporated (1)(2)(3)
                        Multimedia Games, Inc.(1)(3)
                        SoftKat, Inc. (2)(5)

                 III.   HEALTH CARE COMPANIES
                        -------------------------------------

                        American HealthChoice, Inc.(3)
                        American Psych Systems, Inc.(3)
                        GranCare, Inc.(1)(2)(3)
                        HealthCare COMPARE Corp.(1)(2)(3)
                        Ivonyx Group Services, Inc.(3)
                        Mental Health Management, Inc.(1)(3)


                  IV.   MEDICAL AND HEALTH PRODUCTS COMPANIES
                        -------------------------------------
                        I-Flow Corporation(1)(2)(3)
                        Med Images, Inc.(2)(3)
                        Optiva Corporation(3)
                        Osteoimplant Technology, Inc. (1)(2)(3)


                   V.   SERVICE-RELATED AND LOW-TECH
                        COMPANIES AND OTHER INVESTMENTS
                        -------------------------------
                        Clean America Corporation(1)(5)
                        Consolidated Technology Group, Inc. (1)(3)
                        Concept Technologies Group, Inc.(1)(2)(3)
                        Foster & Gallagher, Inc.(5)(6)
                        Jenna Lane, Inc. (3)
                        Knox International(5)
                        TCOM Services, Inc.(5)
                        Vision III Imaging, Inc. (2)(3)

____________________
(1)  Publicly traded.
(2)  Walnut representative on the board of directors.
(3) Investment in the form of equity only.
(4) Investment in the form of debt only.
(5) Investment in the form of a combination of equity and debt.
(6) Held through an interest in Knox Liquidating Partnership, L.P.

     WALNUT--REGULATION BY THE SBA. Walnut is licensed to operate as a small business investment company ("SBIC") under the Small Business Investment Act of 1958, as amended (the "SBA Act"), and is subject to regulation by the Small Business Administration ("SBA"). A number of the regulations are discussed below and reference is made to Part 13 of the Code of Federal Regulations ("CFR") for the full text of the regulations promulgated under the SBIA. SBICs are subject to periodic examination by the SBA staff for purposes of determining compliance with the SBA regulations. As an SBIC, Walnut has received financial assistance from the SBA through the SBA's purchase of certain debentures from Walnut.

     Under the SBIC program, Walnut generally is permitted to make loans only to, or purchase securities only of, those small businesses which qualify as "Small Concerns". A "Small Concern", as defined in the SBA Act and the SBA regulations, is a business concern that is independently owned and operated and which is not dominant in its field of operation. In addition, a small business will qualify as a Small Concern only if, at the time of Walnut's investment, either (1) it has a net worth, together with any affiliates, of $18 million or less and an average net income after Federal income taxes for the preceding two years of $6 million or less (average net income to be computed without benefit of any carryover loss), or (ii) it satisfies alternative criteria under the SBA regulations that focus on the industry in which the business is engaged and the number of persons employed by the business or its gross revenue. The SBA regulations prohibit an SBIC from providing funds to a Small Concern for certain purposes, such as for certain purchases of securities and real estate.

     Under the SBA regulations, loans to Small Concerns under the SBIC program generally must have a minimum maturity of five years. Short-term financing is permissible if the financing is (a) in contemplation of long-term financing of the Small Concern by Walnut or a group including Walnut equal to at least the amount of the short-term financing and the term for such short-term financing is no more than one year, (b) to protect prior investments by Walnut, or (c) to finance certain ownership changes.
     The aggregate annual interest rate and other financing costs Walnut may charge Small Concerns under the SBIC program is limited by the SBA regulations. Under these regulations, the maximum annual financing costs (including interest and commissions, but not management services) of loans to Small Concerns may not exceed the greater of 15% or seven percentage points above the "Debenture Rate". As defined in the SBA regulations, the "Debenture Rate" is the interest rate announced, from time to time, by the SBA for SBA debentures. With respect to each loan, the maximum annual financing costs are determined by reference to the Debenture Rate in effect at the time the loan is made. This limitation is applicable to all loans made by Walnut, including loans which are not funded through the issuance of SBA debentures. As of December 31, 1996, the maximum rate relating to annual financing costs allowable under the SBA regulations was 15% for straight loans and 14% for loans containing an equity component. As an alternative interest rate ceiling, an SBIC is permitted to apply a cap on the maximum interest rate which an SBIC can charge on its loans to Small Concerns based upon the interest rate paid by the SBIC on its own outstanding SBA debentures rather than the announced Debenture Rate.

     In addition to providing funds to a Small Concern in the form of debt, an SBIC can provide equity funding to a Small Concern. An SBIC can also acquire options or warrants to purchase equity securities as long as such instruments do not expire later than six years from the termination of the SBIC's financing of the Small Concern by prepayment or maturity. Redemption of such equity securities, options or warrants can be required only after the first five years and only pursuant to a formula based on book value and/or earnings and not a redemption price which is a fixed dollar amount. Any equity financing redeemable in a manner other than as described in the foregoing sentence will be deemed to be a loan rather than an equity investment and, therefore, will be subject to the various limitations mentioned in the preceding paragraphs.

     The SBA regulations restrict the amount of control an SBIC can exercise in connection with a Small Concern. A presumption of control exists whenever an SBIC and its associates (as defined in the SBA regulations), or two or more SBICs, control, (i) in the case of a Small Concern with fewer than 50 shareholders, 50% or more of the outstanding voting securities and, (ii) in the case of a Small Concern with 50 or more shareholders, more than 25% or a block of 20% or more which is as large or larger than the largest other outstanding block of voting securities. Temporary control is permitted whenever such control is reasonably necessary for the protection of the SBIC's investment. However, a plan to relinquish such control within a reasonable period (not to exceed seven years) must be submitted to the SBA, and any extension of such period must have prior SBA approval.

     The SBA regulations limit the dollar amount of Walnut's investments in and loans to any single Small Concern and the affiliates of the Small Concern to 20% of Walnut's common stock and additional paid-in capital ("Private Capital").

     The SBA regulations require that financing by certain entities deemed to be affiliates of Walnut cannot be on terms more favorable than the terms on which Walnut has participated in the financing of a Small Concern. The burden is on Walnut to show that its terms are at least as favorable as those extended to the affiliate, and the transactions which are subject to this burden of proof are those extended contemporaneously with Walnut's financing or within six months before or after the financing extended by Walnut.

     Walnut follows the SBA-prescribed practice and values its portfolio of loans and securities owned at fair value based on an SBA-promulgated valuation policy. Loans are currently valued based on the value of the collateral, the borrower's ability to make payments, the borrower's capitalization and profitability, and other pertinent factors. Generally, the fair values assigned are amounts that are currently expected to be realized in the ordinary course of business assuming that the loans will be held to maturity. Therefore the fair value of loans, as determined in good faith by the Board of Directors of Walnut, correspond to cost unless adverse factors lead to a determination of fair value at a lower amount, in which case the fair value assigned is based on the anticipated liquidation value of the collateral. The fair value of securities owned, as determined in good faith by the Board of Directors of Walnut, is based on the liquidity of, existing market price for, and the anticipated sale price of, the securities, taking into account standard discounts relating to restricted securities and available trading volumes, as applicable. In determining market price, the Board of Directors of Walnut refers either to the most recent bid price at which such securities were traded on a national exchange or automated quotation system or, in the case of privately-held companies, the price at which such securities were most recently sold by the issuer in its last round of equity financing. The reduction in fair value, if any, resulting from an assessment of the loans and securities owned by Walnut is reflected in Walnut's reserve for unrealized losses.

     The SBA regulations require that SBICs maintain a ratio of undistributed realized earnings (as defined by the SBA regulations to exclude unrealized gains and losses) to capital stock and surplus of not more than 50%. An increase over 50% causes an SBIC to be in a position of "capital impairment". Commencing in August 1990, the SBA began to notify Walnut that Walnut's financial statements showed a trend toward capital impairment. In May 1992, the SBA notified Walnut that the SBA had determined that Walnut was, as of December 31, 1991, in a condition of capital impairment. In connection with regularly scheduled audits of Walnut conducted by the SBA Office of Examinations, the SBA issued a series of findings in July 1994 relating to Walnut's non-conformance with certain of the regulations promulgated by the SBA. On July 29, 1994, Walnut entered into an agreement with the SBA (as amended, the "SBA Agreement") whereby, subject to certain conditions, the SBA would refrain until June 30, 1995 from declaring an event of default under 13 CFR 107.203(d) with regard to Walnut's capital impairment. Principal conditions of the agreement were: (a) Walnut would limit annual management expenses to $609,295 per year; and (b) Walnut would realize gains of, or would increase paid-in capital by contributions of cash or marketable securities, in the aggregate of $4 million (in equal quarterly amounts of $1 million for the quarters ended September 30, 1994, December 31, 1994, March 31, 1995, and June 30, 1995). Pursuant to an amendment to the agreement dated September 27, 1994, amounts in excess of $1 million each quarter could be applied by Walnut to future quarterly requirements, and the annual management expense was increased to $659,295. Walnut has fully satisfied the terms of the SBA Agreement through a combination of realized gains and contributions of capital and the required limitation on management expenses. By its terms, the SBA Agreement expired on June 30, 1995.

     Pursuant to an examination by the SBA, the SBA issued a finding related to Walnut's capital impairment. Section 107.203(d) of Part 13 of the Code of Federal Regulations defines capital impairment as a realized earnings deficit in excess of 50% of private capital. By letters dated November 9, 1995 and April 19, 1996, the SBA determined that it would not take any action with regard to the capital impairment issue under certain circumstances. Specifically, the SBA stated that the SBA "would refrain from any action [against Walnut] if: (1) the market value of [Walnut's] holdings of HealthCare COMPARE and GranCare in the aggregate exceeds by $10 million the total of all secured and unsecured third party debt, and (2) the balance in the Undistributed Net Realized Account does not become negative in an amount greater than $9,000,000." As of the year ended December 31, 1996, Walnut's holdings of HealthCare COMPARE Corp. and GranCare, Inc. in the aggregate exceeded the total of all secured and unsecured third party debt by approximately $12 million and the "Undistributed Net Realized Earnings Account" equaled approximately negative $6 million. Accordingly, management believes that, by terms of its own statements, the SBA will not take any adverse actions against Walnut with respect to the capital impairment issue.

     The SBA has issued a finding that the Company has violated Section 107.903(b)(1) and (d) by financing an Associate and paying fees to an Associate. The Company has provided information to the SBA to show that such findings are inaccurate. Additionally, the SBA has issued a finding that the Company has violated Section 107.501(b)(1), (3) and (4) by not seeking prior approval of the SBA for management services provided by Associates. The Company believes that such findings are inaccurate and current SBA regulations no longer require prior approval in such circumstances.

     The last examination report issued to Walnut by the SBA is dated May 14, 1996 and covered the 14-month period ended February 28, 1995. To date, the SBA has not declared or threatened to declare a default with respect to any of its findings; however, there can be no assurance that the SBA will be willing to further refrain from declaring an event of default under the SBA Act and it is likely that the SBA will continue to deem these issues to be open until fully resolved to the SBA's satisfaction, irrespective of any continuing discussions with respect thereto between the SBA and Walnut's management. If such a default were to be declared and Walnut failed to cure the same, the SBA would have the right to accelerate the maturity of the $8 million debentures issued by Walnut to the SBIC Funding Corp. pursuant to the SBA Act (the "Walnut Debentures") currently outstanding. Management believes that Walnut could immediately remedy fully the capital impairment issue through the sale of certain of Walnut's portfolio securities.

     NFS--GENERAL. Since 1971, NFS or its predecessors have offered financial asset recovery services to securities firms, banks, bankruptcy trustees and other financial institutions. Through research and investigation of a client's records, NFS attempts to recover cash, securities and other property which have not been properly or fully accounted for by the client. Clients' needs for financial asset recovery services arise because financial institutions, including some of the largest financial institutions, often disregard certain discrepancies, shortages and uncollected funds and securities in their day-to-day operations due to time constraints. Although institutions generally plan to assign personnel to properly reconcile and rectify those items, experience has demonstrated that other priorities frequently intervene and the problem items ultimately are written-off. Such items are often significant in the aggregate.

     NFS has developed the expertise to research such financial asset transactions and to recover uncollected funds and/or securities for its clients. Historically, NFS has billed its clients on an hourly fee or cost-plus basis for these services. However, over the past four years, NFS has altered its business and operational strategy and is primarily billing its clients for these services on a percentage-of-recovery basis. As a result, NFS has entered into agreements with a number of large financial institutions to provide these services for compensation on a percentage-of-recovery basis. As of December 31, 1996, NFS had contractual agreements with 15 such financial institutions. Such contracts generally provide that they are terminable at will by either party upon 30 days' prior notice. For the fiscal year ended December 31, 1996, NFS received 12.0% of its revenue from Key Investments, 33.0% of its revenue from Chase Manhattan and 15.0% of its revenue from Citibank. The loss of any of these financial institutions as clients of NFS would have a material adverse impact on NFS.

     Under the percentage-of-recovery agreements, NFS receives from the client a percentage of the amounts recovered for the client depending on the size and nature of each item, generally ranging from 10% to 40% and currently averaging approximately 25%. This method of doing business requires a significant initial investment in working capital. NFS incurs start-up costs associated with payroll and other expenses advanced in connection with these projects. These projects incur the bulk of their expenses within the first nine months of the engagement. Even if successful, these financial asset recovery projects may not attain positive cash flow for up to nine months or more following the initial engagement of NFS. However, the profit potential increases dramatically as the start-up costs are recouped and a substantial portion of the identified pool of assets are recovered.

     The Company is re-evaluating the asset recovery business of NFS. As a result, in accordance with the rules of FAS 121, a write-down of NFS's goodwill of $1.1 million was recorded in 1996.

     Since 1971, NFS, through its predecessors, has also acted as a consultant to various firms in the securities operations, financial systems, and related management areas, primarily concerned with "back-office" operating procedures. NFS executive officers work with the clients' management to assess their back-office needs and thereafter make available the services of specialized consultants on a temporary basis to assist in such back-office areas. NFS pays the consultants an hourly wage and bills the client at a higher negotiated hourly or per diem rate. These services are marketed primarily by personal contact of NFS management with firms requiring these services.

     NFS provides trained professionals who may assist in the normal daily back-office operations, particularly during periods of high market activity, or who render specialized consulting services to brokerage firms with operational, financial, or regulatory difficulties. The nature and extent of services provided vary with the circumstances, but may include analysis of existing operations, finances, compliance, and management; assignment of NFS consultants to perform operational functions for which the client lacks trained or adequate staff, or which the client's own staff has been unable to complete; or the assumption (from the client's staff) of certain operations or accounting functions. NFS' employees and consultants must comply with the rules and regulations applicable to the customer. For example, if NFS is providing such services to banks, then its employees and consultants must comply with applicable banking regulations. In addition, NFS' employees and consultants are often subject to policies regarding confidential information imposed by the customer.

     NFS--SUBSIDIARIES. NFS engages in businesses related to asset recovery through its two wholly-owned subsidiaries. ARS owns the rights to the residual assets of approximately sixty defunct entities, all of which were securities firms, their predecessors and affiliates. ARS typically purchases such rights in a bankruptcy or liquidation proceeding relating to the defunct entity. The residual assets consist generally of securities (or, in the case of lost certificates, the right to obtain replacements and the proceeds thereof); sales or redemption proceeds, dividends, interest, principal, and/or royalty payments arising from such securities or from other assets (including petroleum production partnerships and a realty development company), and judgments against persons indebted to brokerage firms. ARS pursues the rights of such defunct entities to realize on the residual assets. Although the recovery process begins immediately, in many cases ARS continues to pursue the realization of such assets for more than 20 years.

     On November 6, 1992, NFS incorporated its subsidiary, NFS Collection, which is licensed by the Department of Consumer Affairs of the State of New York and is a member of the American Collectors Association, Inc. NFS Collection operates as a collection agency dealing with the recovery of cash and securities for individual and corporate clients.

     UNIVERSAL BRIDGE. Universal Bridge owns 50% of the outstanding general partnership interests and approximately 83% of the limited partnership interests of UPLP. UPLP is an investment vehicle that specializes in bridge financing to small to medium-sized companies. UPLP targets investments that will provide significant return of capital from a known repayment source (such as a proposed initial public offering) within a six to eighteen month time frame.

     As of December 31, 1996, UPLP had a fair market value of $1.2 million in equity securities with a cost basis of $0.9 million. UPLP's debt securities are valued at $0.6 million with a cost basis of $0.9 million. Below is a list of certain of UPLP's investments, divided into business categories, which in the aggregate constitute the principal investments of UPLP as of December 31, 1996:

I.   BIO-TECHNOLOGY COMPANIES
     Cellegy Pharmaceuticals, Inc.(1)(2)
     Innapharma, Inc. (3)
     SunPharm Corporation(1)(2)

II.  COMMUNICATIONS AND MEDIA COMPANIES

     Amplidyne, Inc.(4)

     Kideo Productions, Inc.(1)(2)
     Touch Tone America, Inc.(1)(2)


III. COMPUTER AND HIGH-TECH COMPANIES

     Allegro New Media(1)(2)
     Daleen Technologies, Inc.(3)
     Javelin Systems(1)(2)
     Multimedia Games, Inc.(1)(2)
     Palomar Electronics(3)
     ThermoLyte Corporation(2)
     VictorMaxx Technologies, Inc.(1)(2)

IV.  HEALTH CARE COMPANIES

     American HealthChoice, Inc.(1)(4)
     Complete Wellness Centers, Inc.(4)


V.   MEDICAL AND HEALTH PRODUCTS COMPANIES

     Osteoimplant Technology, Inc. (1)(2)
     Thermo BioAnalysis Corporation(1)(2)
     Thermedics Corporation, Inc.(2)

VI.  SERVICE-RELATED AND
     LOW-TECH COMPANIES AND OTHER
     INVESTMENTS

     Country Star Restaurants(1)(2)
     Golf Reservations(3)
     IDF International, Inc.(1)(4)
     Jenna Lane, Inc. (2)
     Kat-Man-Du Entertainment(3)
     Kaye Kotts Associates, Inc.(1)(2)
     Ragar Corporation(1)(2)
     Vintage Group(3)
     Weitzer Homebuilders, Inc.(1)(4)

VII. BASIC INDUSTRY

     Clean America Corporation(1)(4)
     Delta-Omega Technologies, Inc.(1)(2)
     Industrial Flexible Materials, Inc.(1)(2)
     Nuecol Corporation(2)
     Smith-Midland Corporation(1)(2)
     Thermo Euro Tech, N.V. (2)

___________________
     (1) Publicly traded.
     (2) Investment in form of equity only.
     (3) Investment in form of debt only.
     (4) Investment in form of a combination of equity and debt.


     COMPETITION. Both Walnut and UPLP engage in the business of investing in companies through debt and equity participation. Consequently, each of Walnut and UPLP competes for investment opportunities with other venture capital companies, banks and other lenders and private investors. However, typically Walnut and/or UPLP works directly with management of the investee companies and experiences no direct competition.

     Generally NFS is engaged by its clients on a non-exclusive, project-by-project basis. NFS may in the future compete with numerous organizations, which may be larger and have greater financial strength and resources than NFS. In addition, NFS clients may deem it advisable to eliminate the need for services of the type offered by NFS by developing their own internal staffs to perform the services presently provided by NFS. To the extent that NFS attempts to offer specialized services such as bankruptcy and reorganization services and its various consulting services, it competes with numerous companies, including many well-known and better financed companies, as well as individuals offering similar services. There may be other firms engaged in similar asset recovery services, although management is unaware of any significant competitors that perform asset recovery services similar to NFS.

     OFFICERS AND DIRECTORS. As of December 31, 1996, the executive officers and Directors of the Company were:


        Name           Age
-------------------   ----  -------------------------------
Burton W. Kanter       66   Director (Chairman) and
                            Chief Executive Officer of
                            Walnut

Joel S. Kanter         40   President and Director and
                            President of Walnut

Eugene N. Scalercio    56   Director and Chief Executive
                            Officer of NFS

William F. Burge, III  54   Director

Gene E. Burleson       56   Director

Solomon A. Weisgal     70   Director

Joshua S. Kanter       34   General Counsel and Secretary

Robert F. Mauer        42   Treasurer

     EMPLOYEES. As of December 31, 1996, Walnut employed three people. As of December 31, 1996, NFS employed 12 persons and also engaged 18 independent consultants to the clients of NFS, who are compensated on an hourly basis. None of the employees of Walnut or NFS are represented by any collective bargaining agreements and the Company believes that the relationship of Walnut and NFS with their respective employees is good. The Company has one employee, Joel S. Kanter, President and CEO. The Company receives any additional required services primarily from Walnut's employees.

     INVESTMENT COMPANY ACT OF 1940. The Investment Company Act of 1940 (as amended, the "Investment Company Act"), imposes various registration, filing and operating requirements on companies which are deemed to be investment companies thereunder. Pursuant to Section 3(a)(3) of the Investment Company Act, the Company may be deemed to be an investment company. Section 3(a)(3) of the Investment Company Act generally provides that an issuer will be deemed to be an investment company if it is engaged in the business of investing, reinvesting, owning, holding or trading in securities and the issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer's total assets. The Company is relying upon an exemption from the registration, filing and operating requirements imposed by the Investment Company Act provided by Rule 3a-2 promulgated by Securities and Exchange Commission (the "SEC") under the Investment Company Act. Rule 3a-2 generally provides that an issuer is deemed not to be engaged in the business of investing, reinvesting, owning, holding or trading in securities for a one year period provided that the issuer has a bona fide intent to be engaged in a business other than that of investing, reinvesting, owning, holding or trading in securities, such intent to be evidenced by the issuer's business activities and an appropriate resolution of the issuer's board of directors. The one-year period has expired, and the Company may be deemed an unregistered investment company. The Company believes that other exemptions to the registration requirements of the Investment Company Act may be available to the Company.
The Board has resolved that the Company's business purpose is to be an operating company through its subsidiaries and not to be engaged in activities which would require the Company to register as an investment company and further resolved that the Company actively seek the acquisition or development of additional operating assets in furtherance of such purpose. Should the Company fail to acquire or develop such assets or otherwise avail itself of an exemption, the Company may be required to meet the registration, filing and operating requirements of the Investment Company Act.

     In the event that the SEC determines that either the Company or Walnut is an investment company and that no exemption from the Investment Company Act is applicable, the Company may incur substantial costs in connection with the registration of itself or Walnut as an investment company and otherwise complying with the provisions of the Investment Company Act. Specifically, if the Company or Walnut were to register as an investment company under the Investment Company Act, the Company and/or Walnut would be subject to, among other things, certain limitations with respect to (i) capital structure and the ability to buy or issue securities; (ii) the ownership of securities issued by other investment companies, insurance companies and organizations engaged in investment advisory, underwriting and brokerage businesses; and (iii) the ability to engage in transactions involving persons who are "affiliates" of the Company or Walnut, or "affiliates" of such persons. The Company and/or Walnut would also be subject to certain other operational restrictions and reporting requirements. Such limitations might significantly increase the operating expenses of the Company and limit the Company's ability to, among other things, repurchase shares of the Common Stock. The Company may also be required to discontinue certain of its executive compensation plans, if any are in place. In addition, certain investments and other actions of the Company or Walnut may require prior approval of the SEC.

ITEM 2.  PROPERTIES

     As of October 13, 1995, NFS entered into an agreement (the "Release Agreement") with The Bank of New York ("BONY") to terminate its existing sublease agreement relating to approximately 9,519 square feet, at rent of approximately $17,250 per month, which otherwise was due to expire on August 30, 1999. Pursuant to the Release Agreement, NFS agreed to vacate the premises on October 15, 1995, pay all rent obligations through to October 15, 1995, and pay an additional $20,000 to BONY (which amounts have been paid). In addition, NFS agreed to pay BONY an amount not to exceed $200,000, contingent on certain events, and payable as follows: $25,000 in each year NFS has net income plus interest and tax expense equal to or exceeding $600,000, and an additional $20,000 in each year NFS has net income plus interest and tax expense equal to or exceeding $850,000, during the tax years 1995-2005. BONY, therefore, will not receive any additional sums from NFS if its net income plus interest and tax expense does not exceed $600,000 per year. As of March 15, 1997, NFS has not made any of such payments to BONY.

     As of October 13, 1995, NFS entered into a Sub-sublease Agreement for new offices at 90 Washington Street, New York, 10006, for approximately 5,354 square feet, at a rent of approximately $8,365 per month, expiring August 29, 1999. Pursuant to the Sub-sublease Agreement, the sublessor granted a four month abatement of rent, and NFS agreed to perform all the material non-rent obligations of the sublessor under the sublessor's sublease with BONY which is the master lessor of the property.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not presently involved as plaintiff or defendant in any legal actions; however, NFS is a defendant in an action to recover management fees and commissions alleged to be owing by NFS in connection with the Business Combination and the Common Stock Private Placement. See Footnote 9 to the financial statements included elsewhere in this Report on Form 10-K.


ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1996.


                                    PART II

ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     MARKET PRICE OF COMMON STOCK. As of March 17, 1997, there were 14,619,172 shares of Common Stock outstanding, held by approximately 694 holders of record.

     Prior to the Business Combination, the Common Stock was quoted in the National Quotation Bureau's interdealer system through the Nasdaq "Bulletin Board" under the symbol NFSS. From February 27, 1995 until August 21, 1995, the Common Stock has been quoted in the National Quotation Bureau's interdealer system through the Nasdaq "Bulletin Board" under the symbol WNUT. From and after August 22, 1995, the Common Stock has been listed on the Nasdaq National Market System under the symbol WNUT. The following table shows the high and low quotations for Common Stock for each quarter for the period January 1, 1994 through June 30, 1995 and high and low trade prices for each quarter thereafter until December 31, 1995 based upon information received from the National Quotation Bureau or the Nasdaq Stock Market, Inc., as applicable. Such quotations represent prices between dealers and may not necessarily include retail markups, markdowns or commissions, and may not represent actual transactions. Prices reflect the one-for-five reverse stock split which occurred in January 1994 and the Reverse Stock Split which occurred on February 27, 1995.



  QUARTER ENDED           HIGH          LOW

March 31, 1995        $   3 1/4    $    2 3/8
June 30, 1995             3 1/8         2 1/2
September 30, 1995        3 5/8             2
December 31, 1995         3 1/2             2
March 31, 1996        $  3 3/16    $    2 1/4
June 30, 1996             2 7/8       2 11/32
September 30, 1996        2 7/8         1 1/2
December 31, 1996        2 1/16         1 1/8

     DIVIDENDS. The Company has paid no cash dividends since its inception and it is unlikely that any cash dividend will be paid in the future. The declaration in the future of any cash or stock dividends will be at the discretion of the Board depending upon the earnings, capital requirements and financial position of the Company, general economic conditions and other pertinent factors. Unless otherwise approved by the SBA, Walnut is prohibited from making any dividend or other cash advance to the Company.

ITEM  6.  SELECTED FINANCIAL INFORMATION

     The following selected financial data for the Company for the five-year period ended December 31, 1996 is presented below. The information for the years ended December 31, 1996, 1995, 1994, 1993 and 1992 is derived from the audited financial statements of the Company as of and for the five years then ended. The data should be read in conjunction with the financial statements, related notes and other financial information of the Company for such periods included elsewhere in this Report on Form 10-K.

                       WALNUT FINANCIAL SERVICES, INC.

                                                             Year Ended December 31,
                                        1996             1995           1994*           1993*           1992*
Income Statement Data
(in thousands):
Income from recovery
services and operational
support                        $       2,044    $       2,034    $          0    $          0    $          0
Investment income                         96              500             186             265             502
Other income                               0                0             257               0               0
                               ------------------------------------------------------------------------------
Operating income                       2,140            2,534             443             265             502
                               ------------------------------------------------------------------------------
Operating expenses(1)                  4,779            4,342             722             751             721
Interest expense                       2,003            1,840           1,594           1,500           1,349
                               ------------------------------------------------------------------------------
Loss before taxes and
realized and unrealized
gains/(losses)                       (4,642)          (3,648)         (1,873)         (1,986)         (1,568)
Income tax benefit                     1,413            1,438             725             729             576
Realized gain/(loss) on
sale of securities, net
of
tax                                    1,791            2,845             637           (181)             886
                               ------------------------------------------------------------------------------

Income/(loss) before
unrealized gains                     (1,438)              635           (511)         (1,438)           (106)
Unrealized gain/(loss)
on
investments, net of tax              (1,527)          (2,602)           2,811         (3,583)         (4,674)
                               ------------------------------------------------------------------------------
Net Income/(loss)                    (2,965)          (1,967)           2,300         (5,021)         (4,780)
                               ==============================================================================
Earnings/(loss) per
Share                                 ($.21)           ($.15)            $.28          ($.62)
Weighted average shares
outstanding                       14,247,099       12,747,656       8,353,860       8,130,213
Balance Sheet Data (in
thousands except share
data):
Total assets                   $      33,198    $      36,064    $     33,132    $     28,458    $     35,184
                               ==============================================================================
Current liabilities                   14,353           11,387          10,187           6,137           4,499
Long-term liabilities(2)               4,070            9,278          10,680          13,107          16,500
Minority Interest                        387
Shareholders' equity                  14,388           15,399          12,265           9,124          14,185
                               ------------------------------------------------------------------------------
Total liabilities and
shareholders' equity           $      33,198    $      36,064    $     33,132    $     28,458    $     35,184
                               ==============================================================================


(1) Includes provision for credit losses and write off of subsidiary goodwill
(2) Includes non-current deferred tax liability
* Includes the results of operations of Walnut only (see Footnotes 1 and 2 to the financial statements included elsewhere herein).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF COMPANY OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 31, 1996 AND 1995.

     Results of Walnut Operations for the Fiscal Years Ended December 31, 1996 and 1995. Walnut had realized gain income of $1,561,000 net of tax, for the year ended December 31, 1996, compared to $2,845,000, net of tax, for the year ended December 31, 1995. The realized gains result predominately from the sale of shares of HealthCare COMPARE Corp. which produced approximately $2.2 million of realized gains in the current period.

     Interest expense decreased $478,000 to $1,217,466 during the year ended December 31, 1996, representing a 28% decrease under interest expense during the year ended December 31, 1995. Interest expense consists of two components:
(1) interest paid to the SBA with respect to the Walnut Debentures ($731,000 and $1,027,000 for 1996 and 1995, respectively), and (ii) interest paid on margin accounts and bank lines ($483,000 and $665,000 for 1996 and 1995, respectively). The decrease in SBA interest expense was the result of repayment to the SBA of a $4 million debenture on September 1, 1995.

     General and administrative expense increased $64,000 to $770,000 during the year ended December 31, 1996, representing a 9% increase over operating expense during the year ended December 31, 1995.

     Unrealized losses, net of unrealized gains, for the year ended December 31, 1996 were approximately $1.4 million, net of tax, as compared to unrealized losses for the year ended December 31, 1995 of approximately $2.6 million, net of tax. The change is due to a lesser decline in market value of several of Walnut's larger holdings in 1996 as compared to 1995.

     Results of NFS Operations for the Fiscal Year Ended December 31, 1996 and the Period from February 28, 1995 to December 31, 1995. During the period from January 1, 1996 to December 31, 1996, revenues for NFS were $2,122,000.
Revenue was derived from recovery services ($887,000), operational support ($1,157,000) and other ($78,000).

     For such 12 month period, revenue from recoveries was $887,000 of which 56% was derived from three clients (Chemical Bank, $188,000, or 21%, DBL, $167,000, or 19%, and Merrill Lynch, $145,000, or 16%). Operational support revenue was $1,157,000 of which 84% was derived from three clients (Chase Bank $512,000, or 44%, Citibank, N.A., $210,000, or 18%, and Key Investments, $255,000, or 22%).

     For the ten month period ended December 31, 1995, cost of services was $2,450,000. This amount included an increase in reserve for non-realization of two products recorded as Work in Progress. This reserve was due to a change in the status of the customers' expectations of the completion of projects.
NFS management will continue to pursue the collection of these items valued at $815,000, even though their ultimate collectibility cannot be assured. General and administrative expenses were $610,000 for the period.

     NFS incurred a charge to operations of $1,100,000 in 1996 representing a write-down of NFS's goodwill, which resulted from the Company's continuing re-evaluation of the asset recovery business of NFS. Such write-down was made in accordance with FAS 121.

     Results of Company Operations for the Fiscal Year ended December 31,
1996 and the Period from February 28, 1995 through December 31, 1995. The Company had interest income of $37,000 and general and administrative cost of $881,000 for the year ended December 31, 1996 as compared to $8,000 and $575,000, respectively, in the ten month period ended December 31, 1995. Consolidated net loss for the Company was $2.96 million for the year ended December 31, 1996 as compared to net loss of $1.97 million in the ten month period ended December 31, 1995.

RESULTS OF COMPANY OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 31, 1995 AND 1994.

     Results of Walnut Operations for the Fiscal Years Ended December 31, 1995 and 1994. Walnut had realized gain income of $2,895,000, net of tax, for the twelve months ended December 31, 1995, compared to $636,000, net of tax, for the twelve months ended December 31, 1994. The increase in realized gains results predominately from the sale of shares of HealthCare COMPARE Corp. which produced approximately $5.3 million of realized gains in the current period.

     Investment and other income increased $2,000 to $445,000 for the twelve months ended December 31, 1995. The results for 1995 included realization of interest income from prior years on debt securities which was simultaneously converted to an equity position. The results for 1994 included conversion to equity securities of an income producing partnership investment.

     Interest expense decreased $64,000 to $1,529,000 during the twelve months ended December 31, 1995, representing a 4% decrease under interest expense during the twelve months ended December 30, 1994. Interest expense consists of two components: (1) interest paid to the SBA with respect to the Walnut Debentures ($1,529,000 and $1,593,000 for 1995 and 1994, respectively), and
(ii) interest paid on margin accounts and bank lines ($504,000 and $424,000 for 1995 and 1994, respectively). The decrease in SBA interest expense was the result of repayment of a $4 million debenture on September 1, 1995, while the increase in margin and bank line interest was due to a rise in interest rates.

     General and administrative expense decreased $16,000 to $706,000 during the twelve months ended December 31, 1995, representing a 2% decrease under operating expense during the twelve months ended December 31, 1994.

     Unrealized losses for the twelve months ended December 31, 1995 were approximately $2.65 million, net of tax, versus unrealized gains for the twelve months ended December 31, 1994 of approximately $2.8 million, net of tax. The change is due to the decline in market value of several of Walnut's larger holdings.

     Results of NFS Operations for the Period from February 28, 1995 to December 31, 1995. During the period from February 28, 1995 to December 31, 1995, revenues for NFS were $2,081,439. Revenue was derived from recovery services ($312,581), operational support ($1,763,319) and other ($5,539).

     For such ten month period, revenue from recovery services was $312,581 of which 54% was generated from predominately two clients (Chemical Bank, $117,990, or 38%, and Citibank, N.A., $51,525, or 16%). Operational support revenue was $1,763,319 of which 90% was derived from three clients (Citibank, N.A., $1,120,847, or 64%, Chemical Bank, $246,789, or 14%, and Key Investments, $215,214, or 12%).

     For such ten month period, cost of services was $2,450,000. This amount included an increase in reserve for non-realization of two products recorded as Work in Progress. This reserve was due to a change in the status of the customers' expectations of the completion of projects. NFS management will continue to pursue the collection of these items valued at $815,000, even though their ultimate collectibility cannot be assured. General and administrative expenses were $610,034 for the period.

     Results of Company Operations for the Period from February 28, 1995 to December 31, 1995. During the ten months from February 28, 1995 to December 31, 1995, the Company had interest income of approximately $7,845 and general and administrative expenses of approximately $575,483. Consolidated net loss for the Company was $1.9 million for the twelve months ended December 31, 1995 compared to net income of $2.3 million for the twelve months ended December 31, 1994.

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


Principal Balance  Date Issued  Maturity  Interest Rate
$4,000,000          04/29/87    04/01/97      8.95%
2,000,000           06/08/88    06/01/98      9.80%
2,000,000           09/27/89    09/01/99      8.80%

Interest on the Walnut Debentures is paid semi-annually, and principal is due at maturity. Walnut has been current in all of its interest payments to the SBA. Walnut intends to sell certain of its portfolio securities in order to repay the $4 million of Walnut Debentures which mature on April 1, 1997.

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

     During its normal examination process, the SBA has made a number of findings regarding Walnut's compliance with certain regulations promulgated under the Act. Walnut is in the process of resolving such findings with the SBA. If it is ultimately determined that Walnut has violated the SBA Act, the SBA has the authority, upon written notice and expiration of applicable cure periods, to declare the Walnut Debentures immediately due and payable. In that case, Walnut would likely be forced to sell some of its portfolio securities to repay the Walnut Debentures. In such an event, Walnut would realize gains and reduce its liabilities in a corresponding amount. As a result, management believes that the net worth of Walnut calculated in accordance with generally accepted accounting principles would not significantly change. Walnut, however, would lose the opportunity to obtain further gains, if any, on the portfolio securities so sold.

     One of the findings of the SBA relates to Walnut's capital impairment.
Section 107.203(d) of Part 13 of the Code of Federal Regulations defines capital impairment as a realized earnings deficit in excess of 50% of private capital. By letters dated November 9, 1995 and April 19, 1996, the SBA determined that it would not take any action with regard to the capital impairment issue under certain circumstances. Specifically, the SBA stated that the SBA "would refrain from any action (against Walnut) if: (1) the market value of [Walnut's] holdings of HealthCare COMPARE and GranCare in the aggregate exceeds by $10 million the total of all secured and unsecured third party debt, and (2) the balance in the Undistributed Net Realized Account does not become negative in an amount greater than $9,000,000." As of December 31, 1996, Walnut's holdings of HealthCare COMPARE Corp. and GranCare, Inc. in the aggregate exceeded the total of all secured and unsecured third party debt by approximately $12 million, and the "Undistributed Net Realized Earnings Account " equaled approximately negative $6 million. Accordingly, management believes that, by terms of its own statements, the SBA will not take any adverse actions against Walnut with respect to the capital impairment issue.

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

     Under the percentage-of-recovery agreements, NFS receives from a client a percentage of the amounts identified and/or recovered for the clients depending on the size and nature of each item. This method of doing business requires a significant initial investment in working capital. This working capital is needed primarily to compensate, on a bi-weekly basis, NFS's consultants who provide the services. The initial revenues generated by these consultants are from a specific pool of assets and are typically generated more than ninety days after commencing the project. As NFS expands its percentage-of-recovery business, its working capital requirements will increase commensurately. NFS has historically supported its working capital requirements through debt financing and cash flows from operations. Working capital was $206,000 at December 31, 1996.

     As of December 31, 1996, NFS owed taxes, penalties and interest of approximately $89,000 to the State of New York Department of Taxation and Finance. On January 27, 1997, NFS paid the State of New York Department of Taxation and Finance its outstanding obligation in full. This payment was made under New York State's tax amnesty program, as such, NFS has no further past-due obligations to the State of New York Department of taxation and Finance.

     Liquidity and Capital Resources of the Company. Through June 1995, the Company sold 1,015,625 shares of Common Stock in the Common Stock Private Placement at an offering price of $2.00 per share. The proceeds of the Common Stock Private Placement were used primarily to (i) repay indebtedness of the Company, (ii) advance funds to NFS to allow NFS to pay indebtedness and accrued federal, state and city taxes, interest and penalties, and (iii) increase working capital of the Company.

     On August 31, 1995, the Company established a $4 million line of credit with American National Bank and Trust Company of Chicago. The line of credit requires interest only payments due monthly at the bank's base rate plus 2% (10.5% at December 31, 1996). Quarterly principal payments of

$575,000 are due beginning December 31, 1995, with all remaining principal due June 30, 1996. The Company extended the maturity date to June 30, 1997.
As of December 31, 1996, the outstanding principal under the line of credit was $2,850,000.

     As of December 31, 1996, the Company had outstanding a promissory note to a third party representing principal owed of $875,000. The note was issued in connection with an acquisition by the Company of a limited partnership interest in Knox Liquidating Partnership, L.P., which, in turn, has an ownership interest in a catalog company known as Foster & Gallagher, Inc. Such note accrues interest at 8% per annum. Principal is payable in two installments, $175,000 on January 31, 1997 (which amount was timely paid) and the remaining $700,000 on July 31, 1997.

ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


     Consolidated Financial Statements:                               Page
     ---------------------------------------------------------------  ----
     Report of Independent Auditors                                     24

     Consolidated Balance Sheets, December 31, 1996 and 1995            27

     Consolidated Statements of Operations,
     years ended December 31, 1996, 1995 and 1994                       28

     Consolidated Statements of Changes in Shareholders' Equity,
     years ended December 31, 1996, 1995 and 1994                       29

     Consolidated Statements of Cash Flows,
     years ended December 31, 1996, 1995 and 1994                       30

     Notes to Consolidated Financial Statements                         31


     Financial Statement Schedules:

     Schedule I - Condensed Financial Information of Registrant         51


     Schedule II - Valuation and Qualifying Accounts and Reserves       53

                         REPORT OF INDEPENDENT AUDITORS



To the Shareholders and Board of Directors of Walnut Financial Services, Inc.

     We have audited the accompanying consolidated balance sheets of Walnut Financial Services, Inc. and subsidiaries (the "Company") as at December 31, 1996 and December 31, 1995, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included verification of investments owned at December 31, 1996 and December 31, 1995, by correspondence with the custodian and by physical examination. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1996 and December 31, 1995, and the consolidated results of its operations and its consolidated cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.

     As discussed in Note 1, the Company may have Investment Company Act of 1940 (the "Act") considerations. The Act imposes certain registration, filing and operating requirements on subject companies.

     As discussed in Note 5, the U.S. Small Business Administration (the "SBA") has issued its finding that a subsidiary, Walnut Capital Corporation ("Walnut Capital") has violated Section 107.903(b)(1) and (d) of Part 13 of the Code of Federal Regulations by financing an associate and paying fees to an associate. The Company believes that no such violation occurred and the matter is being discussed with the SBA.

     In addition, the SBA has issued a finding that Walnut Capital has violated
Section 107.501(b)(1), (3) and (4) by not seeking prior approval of the SBA for management services provided by associates. The Company believes that no such violation occurred and the matter is being discussed with the SBA.

     Further, the SBA has issued a finding that Walnut Capital has violated
Section 107.203(d) relating to capital impairment. The SBA has indicated that under certain circumstances it would refrain from any action against the Company with regard to capital impairment.

     As explained in Note 2, the consolidated financial statements include securities, valued at $5,981,000 (18% of total assets), whose values have been estimated by the Board of Directors in the absence of readily ascertainable market values. We have reviewed the procedures used by the Board of Directors in arriving at its estimate of value of such securities and have inspected underlying documentation and, under the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material, either reflecting a lower or a higher valuation.



Richard A. Eisner & Company, LLP

New York, New York
January 24, 1997

                      REPORT OF INDEPENDENT AUDITORS WITH
                       RESPECT TO SUPPLEMENTARY SCHEDULES



Board of Directors and Shareholders


     The audits referred to in our report dated January 24, 1997 includes
Schedule I for the year ended December 31, 1996 and Schedule II for each of the years in the two-year period ended December 31, 1996. In our opinion, the schedules referred to above present fairly the information set forth therein, in conformity with the applicable accounting regulation of the Securities and Exchange Commission.



Richard A. Eisner & Company, LLP

New York, New York
January 24, 1997

                        WALNUT FINANCIAL SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                December 31,       December 31, 1995
                                                                    1996
ASSETS

Portfolio securities:
  Marketable equity securities (cost of $11,864,004
  in 1996 and $12,564,401 in 1995 )                                 23,842,962              26,622,030
  Non-marketable equity securities (cost of $6,760,208
  in 1996 and $6,832,836 in 1995)                                    4,468,692               4,486,237
  Non-marketable debt securities (less reserve of  $806,711
  in 1996 and $384,008 in 1995)                                $     1,512,081        $        846,694
                                                               ---------------        ----------------
    Total portfolio securities                                      29,823,735              31,954,961
                                                               ---------------        ----------------
CURRENT ASSETS:
  Cash and cash equivalents                                            840,225                 396,440
  Accounts receivable (net of allowance for doubtful
    accounts $547,074 in 1996 and $305,273 in 1995)                    420,612                 630,092
  Interest receivable (net of allowance for doubtful
    accounts $14,030 in 1996 and $14,030 in 1995)                       26,603                  27,549
  Unbilled receivables                                                 770,754                 501,332
  Other current assets                                                 208,078                  76,420
                                                               ---------------        ----------------
    Total current assets                                             2,266,272               1,631,833
                                                               ---------------        ----------------
Fixed assets (net of accumulated depreciation of
$149,604 in 1996 and $123,382 in 1995)                                  43,431                  54,935
                                                               ---------------        ----------------
Other assets                                                           208,489                 355,283
                                                               ---------------        ----------------
Intangible assets, net of accumulated amortization                     856,548               2,066,492
                                                               ---------------        ----------------
    TOTAL ASSETS                                                 $  33,198,475        $     36,063,504
                                                               ===============        ================
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Margin payable to brokers                                          5,459,118               5,131,783
  Notes payable to banks                                             2,850,000               4,933,791
  Notes payable to other                                               875,000                 270,000
  Accounts payable, accrued expenses, and
    other current liabilities                                        1,119,785               1,003,088
  Current portion of long-term debt                            $     4,049,500        $         47,953
                                                               ---------------        ----------------
    Total current liabilities                                       14,353,403              11,386,615

Long-term debt, net of current portion                               4,013,321               8,013,285
Non-current deferred tax liability                                      37,689               1,247,967
Deferred rent, net of amortization                                      19,651                  16,311
                                                               ---------------        ----------------
    Total liabilities                                               18,424,064              20,664,178
                                                               ---------------        ----------------
Minority Interest                                                      386,750                       0
                                                               ---------------        ----------------
Commitments and contingencies
Shareholders' equity:
Preferred stock, no stated value, 1,000,000 shares
  authorized, no shares issued
Common stock, $.01 stated value, 50,000,000 shares
  authorized, 14,616,687  issued in 1996 and 13,800,713                     --                      --
  issued in 1995                                                       146,167                 138,007
Additional paid in capital                                          15,030,269              13,085,428
Retained earnings (deficit)                                           (788,775)              2,175,891
                                                               ---------------        ----------------
    Total shareholders' equity                                      14,387,661              15,399,326
                                                               ---------------        ----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $   33,198,475        $     36,063,504
                                                               ===============        ================

Attention is directed to the foregoing accountants' report and to the accompanying notes to the financial statements.

                        WALNUT FINANCIAL SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                            For the year ended
                                                             12/31/96             12/31/95          12/31/94*

Revenues:
  Recovery services                                                886,800           270,716                --
  Operational support                                            1,157,210         1,763,320                --
  Investment and other income                        $              96,162    $      500,011    $      443,354
                                                     ---------------------    --------------    --------------
                                                                 2,140,172         2,534,047           443,354
                                                     ---------------------    --------------    --------------
Costs and expenses:
  Cost of services                                               1,663,663         2,450,364                --
  General and administrative expenses                            3,115,424         1,892,080           722,250
                                                     ---------------------    --------------    --------------
                                                                 4,779,087         4,342,444           722,250
                                                     ---------------------    --------------    --------------
Operating (loss)                                                (2,638,915)       (1,808,397)         (278,896)
Interest and other financial costs                               2,003,189         1,839,649         1,593,419
                                                     ---------------------    --------------    --------------
(Loss) before taxes and realized gain and
unrealized gain/(loss)                                          (4,642,104)       (3,648,046)       (1,872,315)
Income tax benefit                                               1,413,456         1,438,252           725,000
Realized gain/(loss) on sale of securities, net
of tax                                                           1,791,169         2,845,417           636,932
                                                     ---------------------    --------------    --------------
Income (Loss) before unrealized gain/(loss)                     (1,437,479)          635,623          (510,383)
Unrealized (loss)/gain on investments, net of tax               (1,527,187)       (2,602,589)        2,810,823
                                                     ---------------------    --------------    --------------
NET (LOSS)/INCOME                                     $         (2,964,666)    $  (1,966,966)   $    2,300,440
                                                      ====================     =============    ==============
(Loss)/Income per share                               $              (0.21)    $       (0.15)   $         0.28
                                                      ====================     =============    ==============
Weighted average shares outstanding                             14,247,099        12,747,656    $    8,353,860
                                                      ====================     =============    ==============

* Includes the results of operations of Walnut Capital Corp. only (see Footnotes 1 and 2).

Attention is directed to the foregoing accountants' report and to the accompanying notes to the financial statements.

                        WALNUT FINANCIAL SERVICES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                       Common Stock                    Treasury Stock
                                                                                Additional
                                                                Par Value          Paid in          Retained
                                                Shares           at $.01           Capital       Earnings (Deficit)

Balance, December 31, 1993*                     8,158,047        $ 81,580      $ 7,290,220         $ 1,842,417
Net income                                             --              --               --           2,300,440
Issuance of common stock                          667,962           6,680          743,320              --
                                                ---------        --------       ----------         -----------
Balance, December 31, 1994*                     8,826,009          88,260        8,033,540           4,142,857
Net loss                                               --              --               --          (1,966,966)
Exchange of shares for business combination     3,190,504          31,905        1,591,000              --
Treasury stock at business combination                 --              --               --              --
Sale of treasury stock                                 --              --            (105)              --
Issuance of common stock and warrants in
exchange for marketable securities                452,533           4,525        1,013,675              --
Issuance of common stock for legal fees            69,000             690          127,310              --
Issuance of common stock for finders' fees        125,000           1,250          248,750              --
Issuance of common stock for litigation
settlement                                         22,500             225           44,775              --
Issuance of common stock, net of
commissions                                     1,060,895          10,609        1,951,881              --
Exercise of stock options                          54,272             543           74,602              --
                                                ---------        --------       ----------         -----------
Balance, December 31, 1995                     13,800,713         138,007       13,085,428           2,175,891
Net loss                                                                                            (2,964,666)
Issuance of common stock for legal fees            14,000             140           34,860
Issuance of compensatory warrants for
consulting                                                                         125,000
Issuance of common stock for Universal
acquisition                                       801,974           8,020        1,784,981
                                                ---------        --------       ----------         -----------
Balance, December 31, 1996                     14,616,687        $146,167      $15,030,269         $  (788,775)
                                               ==========        ========       ==========         ===========

                                                Shares          Value       Total
Balance, December 31, 1993*                       --             --     $  9,214,217
Net loss                                          --             --        2,300,440
Issuance of common stock                          --             --          750,000
                                               -------     -----------   -----------
Balance, December 31, 1994*                       --             --       12,264,657
Net Loss                                          --             --      (1,966,966)
Exchange of shares for business combination       --             --        1,622,905
Treasury stock at business combination          50,000     $  (100,000)    (100,000)
Sale of treasury stock                         (50,000)        100,000        99,895
Issuance of common stock and warrants in
exchange for marketable securities                --             --        1,018,200
Issuance of common stock for legal fees           --             --          128,000
Issuance of common stock for finders' fees        --             --          250,000
Issuance of common stock for litigation
settlement                                        --             --           45,000
Issuance of common stock, net of
commissions                                       --             --        1,962,490
Exercise of stock options                         --             --           75,145
                                               -------     -----------   -----------
Balance, December 31, 1995                            0           0       15,399,326
Net loss                                                                  (2,964,666)
Issuance of common stock for legal fees                                       35,000
Issuance of compensatory warrants for
consulting                                                                   125,000
Issuance of common stock for Universal
acquisition                                                                1,793,001
                                               -------     -----------   -----------
Balance, December 31, 1996                        0      $        0       14,387,661
                                               =======     ===========   ===========

* Includes the results of operations of Walnut Capital Corp. only (see Footnotes 1 and 2).

Attention is directed to the foregoing accountants' report and to the accompanying notes to the financial statements.

                        WALNUT FINANCIAL SERVICES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  For the years ended December 31,
                                                                              1996                  1995              1994*
Operating activities:
  Net (loss)/income                                                    $ (2,964,666)    $  (1,966,966)   $    2,300,440

Adjustments to reconcile net income/(loss) to net cash (used
  in) operating activities:
  Depreciation/amortization                                                 141,510           152,873             1,685
  Issuance of stock as litigation settlement                                                   45,000
  Provision for loss of receivables                                                            45,099            39,046
  Unrealized gain/(loss)                                                  2,545,313         4,321,192        (4,633,835)
  Realized gains                                                         (2,985,283)       (5,596,760)       (1,766,329)
  Write off of investments                                                                    879,714           825,305
  Write off of NFS Goodwill                                               1,100,000
  Issuance of compensatory warrants                                         125,000
  Receipt of securities in lieu of interest                                                  (437,287)
  Provision for loss in unbilled receivables                                                  814,474
  Write off of deferred rent                                                                 (180,466)
  Effect on Minority Interest from Net Income in Subsidiaries                (7,673)

Changes in operating assets and liabilities:
  Decrease in interest and accounts receivable                              212,137           322,626             2,596
  Decrease in deposits and other assets                                      19,296            49,112            37,754
  Decrease in interest payable                                               (2,740)         (140,168)
  Increase/(decrease) in accounts payable                                   123,744       (1,075,715)            39,805
  Increase in deferred rent                                                   3,340            15,844
  Increase/(decrease) in net deferred tax liability                      (1,253,383)       (1,285,142)        1,498,000
  (Increase)/decrease in unbilled receivables                              (269,422)           82,922
                                                                        -----------       -----------       ------------
    Net cash (used in) operating activities                              (3,212,827)       (3,953,648)       (1,655,533)
                                                                        -----------       -----------       ------------
Investing activities:
  Costs in connection with the acquisition of NFS                                            (291,739)
  Additions to property and equipment                                        (9,393)           (3,356)           (1,491)
  Purchases of investments                                               (2,027,940)       (7,694,007)       (1,250,718)
  Proceeds from sale of investments                                       6,269,661         9,672,259         2,669,514
  Advances to officers                                                                        (23,076)
  Cash Acquired in Universal Acquisition                                    575,740
                                                                        -----------       -----------       ------------
    Net cash provided by investing activities                             4,808,068         1,660,081         1,417,305
                                                                        -----------       -----------       ------------
Financing activities:
  Deferred private placement costs                                                            (15,000)
  Net proceeds from sale of common stock                                                    1,962,490           750,000
  Borrowings/(repayments) of short term debt                             (1,478,791)          209,569                (1)
  Increase/(decrease) in margin accounts                                    327,335           (88,733)           11,058
  Exercise of stock options                                                                    75,146
                                                                        -----------       -----------       ------------
    Net cash provided by/(used in) financing activities                  (1,151,456)        2,143,472           761,057
                                                                        -----------       -----------       ------------
  Net increase/(decrease) in cash and cash equivalents                      443,785         (150,095)           522,829
  Cash and cash equivalents, at the beginning of the year                   396,440           546,535            23,706
                                                                        -----------       -----------       ------------
  Cash and cash equivalents at the end of the year                     $    840,225    $      396,440    $      546,535
                                                                       ============    ==============    ==============
Supplemental Information:
  Cash paid for Interest                                               $  1,626,419    $    1,675,965    $    1,287,339
                                                                       ============    ==============    ==============
  Receipt of equity securities in lieu of cash interest                                $      437,287    $      119,565
                                                                       ============    ==============    ==============
Receipt of equity securities in lieu of cash                                                             $      221,547
                                                                       ------------    --------------    ==============
Exchange of debt securities for equity securities                                                        $      624,438
                                                                       ------------    --------------    ==============
Issuance of common stock and warrants for marketable securities                        $    1,018,200
                                                                       ============    ==============
Issuance of common stock and warrants for Universal Acquisition        $  1,793,001
                                                                       ============

* Includes the results of operations of Walnut Capital Corp. only (see Footnotes 1 and 2).

Attention is directed to the foregoing accountants' report and to the accompanying notes to the financial statements

                        WALNUT FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION

     Walnut Financial Services, Inc., a Utah corporation (the "Company"), currently has three primary business focuses: (i) investing in start-up and early stage development companies, (ii) providing diversified consulting and asset recovery services (recovery of financial assets, e.g., cash and securities, which had not been accounted for by its clients) to securities firms, banks and others, and (iii) operating an investment vehicle that specializes in bridge financing to small to medium-sized companies. The Company engages in the investment business through its wholly-owned subsidiary Walnut Capital Corp., a Delaware corporation ("Walnut"). Walnut was formed for the purpose of operating as a Small Business Investment Company (an "SBIC") under the Small Business Investment Act of 1958 (as amended the "Act"), and is subject to regulations promulgated by the Small Business Administration (the "SBA") pursuant to the provisions of the Act. The Company engages in the consulting and asset recovery business through its wholly-owned subsidiary NFS Services, Inc., a New York corporation ("NFS"). NFS currently has two wholly-owned subsidiaries: (i) Asset Recovery Services, Inc., a New York corporation ("ARS"), and (ii) NFS Collection Services, Inc., a New York corporation ("NFS Collection"). NFS conducts its operations both directly and through its subsidiaries. The Company pursues its bridge financings through its wholly-owned subsidiary, Universal Bridge Fund, Inc., a Delaware corporation ("Universal Bridge"). Universal Bridge owns 50% of the outstanding general partnership interests and approximately 83% of the limited partnership interests of Universal Partners, L.P., an Illinois limited partnership ("UPLP").

     The Company has relied on an exemption from the registration, filing and operating requirements Imposed by the Investment Company Act of 1940 (as amended, the "Investment Company Act") provided by Rule 3a-2 promulgated by Securities and Exchange Commission (the "SEC") under the Investment Company Act. The Company's one-year exemption period has expired, and the Company may be deemed an unregistered investment company. The Board of Directors of the Company (the "Board") has resolved that the Company's business purpose is to be an operating company through its subsidiaries and not to be engaged in activities which would require the Company to register as an investment company. The Company believes that other exemptions to the registration requirements of the Investment Company Act may be available to the Company. Should the Company fail to acquire or develop such assets or otherwise avail itself on an exemption, the Company may be required to meet the registration, filing and operating requirements of the Investment Company Act.

     In the event that the SEC determines that either the Company or Walnut is an investment company and that no exemption from the Investment Company Act is applicable, the Company may incur substantial costs in connection with the registration of itself or Walnut as an investment company and otherwise complying with the provisions of the Investment Company Act. Specifically, if the Company or Walnut were to register as an investment company under the Investment Company Act, the Company and/or Walnut would be subject to, among other things, certain limitations with respect to (i) capital structure and the ability to buy or issue securities; (ii) the ownership of securities issued by other investment companies, insurance companies and organizations engaged in investment advisory, underwriting and brokerage businesses; and (iii) the ability to engage in transactions involving persons who are "affiliates" of the Company or Walnut, or "affiliates" of such persons. The Company and/or Walnut would also be subject to certain other operational restrictions and reporting requirements.

     On February 27, 1995, the Company issued 8,826,009 shares of its Common Stock (including 333,981 shares issued in August 1995 in settlement of an appraisal action brought by two dissenting shareholders) in exchange for all of the outstanding common stock of Walnut (such transaction is referred to herein as the "Business Combination.") The Company also issued 125,000 shares of Common Stock as finders' fees in connection with the Business Combination.

     In connection with the Business Combination, the Company engaged in a private placement (completed in June 1995) of its Common Stock for net proceeds of $1,962,490 (the "Common Stock Private Placement"). In addition, the Company issued 45,270 shares of Common Stock in lieu of the payment of cash commissions in connection with the Common Stock Private Placement.

     For financial accounting purposes, in accordance with applicable accounting standards, the Business Combination has been accounted for as a reverse acquisition of the Company by the stockholders of Walnut. Immediately after the consummation of the Business Combination, and without taking into account any sales in the Common Stock Private Placement, the stockholders of Walnut owned approximately 73% of the Company. In connection with the Business Combination, the Company recorded goodwill of approximately $2,200,000. As a result, on February 27, 1995, Walnut was deemed to have acquired the Company in exchange for 3,190,504 shares of Common Stock and incurred acquisition costs of approximately $700,000. The net assets of the Company, exclusive of goodwill, were valued at approximately $100,000. If the acquisition of the Company had taken place on January 1, 1995, pro forma revenues, net loss, and loss per share would have been approximately $2,975,000, ($2,200,000), and ($.18), respectively. Goodwill is being amortized, using the straight-line method, over 20 years. Proforma revenues, net income and income per share for 1994 would have been approximately $6,222,000, $1,495,000 and $0.12, respectively.

     On June 17, 1996, the Company issued 801,974 shares of Common Stock, together with five-year warrants to purchase an additional 697,391 shares of Common Stock at an exercise price of $3.00, in connection with Universal Bridge's purchase of approximately 83% of the limited partnership interests and 50% of the general partnership interests of UPLP. Had the acquisition of the UPLP partnership interest occurred as of January 1, 1996, the results for the Company for the twelve month period ended December 31, 1996 would have been a loss of ($2,434,703) or ($0.17) per share. Universal Bridge's purchase of interests in UPLP has been accounted for as a purchase according to Accounting Principles Board Opinion 16. The investment assets of UPLP at the time of acquisition were $1,251,000, net debt securities were $423,000, total assets were $2,266,000 and liabilities were $75,000.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION. The financial statements include the accounts of the Company, Walnut, Universal Bridge (from date of acquisition) and its subsidiary, UPLP, NFS and its wholly-owned subsidiaries, ARS and NFS Collection. Intercompany transactions and balances have been eliminated in consolidation. Th Company accounts for its controlling partnership's interest in UPLP on a consolidated basis.

     REVERSE STOCK SPLIT AND BUSINESS COMBINATION. In January 1994, the Company effected a one-for-five reverse stock split. In February 1995, the Company effected a one-for-two reverse stock split. All references to the number of common shares and per common share amounts have been restated to reflect the reverse stock splits. The accompanying financial statements also reflect, as outstanding for all periods presented, the common stock of Walnut as adjusted for the exchange ratio (111.327 shares for 1 share of Walnut) applicable to the Business Combination.

                        WALNUT FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     NET INCOME (LOSS) PER SHARE. Net income (loss) per share is computed based on the weighted average number of shares outstanding for each period. Common stock equivalents have been considered where they are not anti-dilutive.

     GENERAL. Walnut is an SBIC licensee. In the accompanying financial statements, the financial information of Walnut has been prepared on a basis appropriate for SBICs as indicated in the the American Institute of Certified Public Accountants in the Audits of Investment Companies .

     INVESTMENT VALUATION. The non-marketable investments are stated at fair value as determined by the Board at December 31, 1996. The Board takes into account developments since the acquisition of the investments, and other factors pertinent to the valuation of investments. The Board, in making its valuation, has in many instances relied on financial data and on estimates by the investee companies and professional advisors as to the effect of future developments. The marketable investments and/or their derivatives are carried at market value. Market values are determined based on the average of the closing quotations as of December 31, 1996 and the preceding two trade days, recognizing a percentage reduction when applicable.

     Debt securities are valued at their face principal amount and bear interest from 7% to 12%. The debt may be issued together with stock or warrants whose initial value is nominal. The Company does not obtain collateral upon the extension of credit for most debt securities. In the event that a debt security is in default with respect to principal or interest, the Company establishes a reserve against the face value and does not accrue
additional interest.    A reserve may be established for the full amount due to
the Company if the Board determines that the issuer will be unable to fulfill its obligation to the Company.

     Realized gains and losses on securities are determined on the specific identification method by subtracting the cost, plus any transaction fees, from the sales prices, less any transaction fees. Unrealized gains and losses are determined by subtracting the carrying value (market/fair value) at the end of the period from the carrying value at the beginning of the period.

     INTEREST INCOME. The Company records interest on debt securities when the indebtedness is current, in accordance with the terms of the agreements made with investee debtors. A reserve for loss is established to the extent there is doubt as to the collectibility of current amounts recorded. The Company generally recognizes interest earned on debt securities which are six months or more delinquent only when collectibility is assured.

     REVENUES AND COSTS. Under its asset recovery agreements, the Company charges its customers an agreed-upon percentage of the customers' recoverable amounts. The Company records, as unbilled receivables, amounts representing its share of customers' recoverable amounts when the recovery process is substantially complete and the realization of the amounts is reasonably assured. The recovery process is substantially complete when the Company receives third party acknowledgement of pending recoveries. Revenues from operational support are recognized when billed. Accounts receivable represent amounts actually billed to customers. Allowances are provided for amounts not expected to be realized.

     Costs of services include salaries, commissions, employee benefits and payroll taxes and are charged to expense as incurred.

     FAIR VALUE OF FINANCIAL INSTRUMENTS. The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial statements:

     Cash and cash equivalents approximate fair value. The cost and fair value of investments are disclosed in Note 4.

     Short-term payables -- the carrying amount approximates fair value due to the short-term maturities of these instruments.

     Long-term debt approximates fair value based on borrowing rates currently offered to the Company.

                        WALNUT FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




     INCOME TAXES. Deferred tax liabilities are recognized for the estimated future tax consequences of temporary differences and net operating loss carryforwards. Temporary differences are primarily the result of the differences between the tax bases of assets and liabilities and their financial reporting amounts. Deferred tax liabilities are measured by applying enacted statutory tax rates, applicable to the future years, in which deferred tax liabilities are expected to be settled or realized. (Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.) Income tax expense consists of the taxes payable for the current period and the change in deferred tax assets and liabilities during the period.

     CASH AND CASH EQUIVALENTS. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents for purposes of the statement of cash flows. Cash and cash equivalents which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments with commercial banks. The Company had approximately $693,500 of temporary cash on deposit in excess of insured amounts as of December 31, 1996.

     MARGIN ACCOUNTS. The Company uses margin accounts established at several brokerage houses for operations. Interest accrues at the brokers' call rate plus 1% and is charged monthly on the margin balance.

     FIXED ASSETS. Fixed assets are recorded at cost. Depreciation is computed on the straightline method over the estimated economic lives of the assets, which range from 5 to 7 years.

     DEFERRED FINANCING COSTS. Deferred financing costs are being amortized by the straight-line method over the five year term of the related debt.

     USE OF ESTIMATES. The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     STOCK-BASED COMPENSATION. During 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" (APB 25) but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans. See the notes to the financial statements for further information.

                        WALNUT FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3.   FIXED ASSETS

     Fixed assets as of December 31 consisted of the following:




                                     1996            1995
                                --------------  --------------
Office furniture & equipment          $193,035        $178,317
Less: accumulated depreciation       (149,604)       (123,382)
                                --------------  --------------
                                       $43,431         $54,935
                                ==============  ==============

                        WALNUT FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




4.   SECURITIES.  Securities as of December 31 consisted of the following:



                                            1996                               1995
                                   Market/                           Market/
                                 Fair Value          Cost          Fair Value          Cost
Equity:   Healthcare           $  21,549,896    $   6,613,021    $  25,941,009    $   9,648,427
          Other                    2,728,738        4,034,952        1,600,523        3,740,782
          Communications           1,630,703        4,013,187        1,963,396        4,060,639
          High technology          1,746,317        2,971,548        1,471,439        1,754,201
          Biotechnology              607,132          922,656          131,100          150,000
          Environmental               48,867           50,848                0           25,188
          Gold                             1           18,000              800           18,000
                                 -----------       ----------       ----------       ----------
                Total equity      28,311,654       18,624,212       31,108,267       19,397,237
                                 -----------       ----------       ----------       ----------
Debt:     Healthcare                 150,000          155,546               --            5,460
          Other                      953,486        1,447,526          552,314          690,392
          Service                    329,970          339,970          294,380          312,350
          Environmental               53,625          350,750               --          222,500
          Communication               25,000           25,000               --               --
          Gold                            --               --               --               --
                                 -----------       ----------       ----------       ----------
                Total debt         1,512,081        2,318,792          846,694        1,230,702
                                 -----------       ----------       ----------       ----------
Total securities               $  29,823,735    $  20,943,004    $  31,954,961    $  20,627,939
                                 ===========       ==========       ==========       ==========

5.   LONG-TERM DEBT.

      A) SBA DEBENTURES

     Total debentures payable were $8,000,000 at December 31, 1996 (the "Walnut Debentures"). One Walnut Debenture with a principal balance of $4,000,000 is payable to SBIC Funding Corp. or its designee on April 1, 1997 and bears interest at 8.95%, payable semiannually on April 1 and October 1 of each year. One Walnut Debenture with a principal balance of $2,000,000 is payable to SBIC Funding Corp.

                        WALNUT FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     or its designee on June 1, 1998 and bears interest at 9.80%, payable semiannually on June 1 and December 1 of each year. One Walnut Debenture with a principal balance of $2,000,000 is payable to SBIC Funding Corp. or its designee on September 1, 1999 and bears interest at 8.8%, payable semiannually on March 1 and September 1 of each year. Additionally, eight debentures with an aggregate principal balance of $4,000,000 were due to the SBA, as agent for the holders, on September 1, 1995, and were so repaid in accordance with their terms (the "September Debentures").

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

     Pursuant to an examination by the SBA, the SBA issued a finding related to Walnut's capital impairment. Section 107.203(d) of Part 13 of the Code of Federal Regulations defines capital impairment as a realized earnings deficit in excess of 50% of private capital. On July 29, 1994, Walnut entered into an agreement with the SBA (as amended, the "SBA Agreement") whereby, subject to certain conditions, the SBA would refrain until June 30, 1995 from declaring an event of default under 13 CFR 107.203(d) with regard to Walnut's capital impairment. Principal conditions of the agreement were: (a) Walnut would limit annual management expenses to $609,295 per year; and (b) Walnut would realize gains of, or would increase paid-in capital by contributions of cash or marketable securities, in the aggregate of $4 million (in equal quarterly amounts of $1 million for the quarters ended September 30, 1994, December 31, 1994, March 31, 1995, and June 30, 1995). Pursuant to an amendment to the agreement dated September 27, 1994, amounts in excess of $1 million each quarter could be applied by Walnut to future quarterly requirements, and the annual management expense was increased to $659,295.

     Effective as of June 30, 1995, the Company entered into a transaction with Windy City, Inc. ("WCI"), an affiliate, pursuant to which WCI subscribed to purchase 452,533 units valued at $2.25 per unit, each unit consisting of one share of Common Stock and one three-year common stock purchase warrant entitling the holder thereof to purchase one share of Common Stock at $3.00 per share. WCI made payment for said subscription by delivering to the Company 45,000 shares of Logic Devices Incorporated common stock (Nasdaq - LOGC) and 500,000 shares of Consolidated Technology Group, Inc. common stock (Nasdaq -
TGSI), having an aggregate market value of approximately $1,018,000 as of said date. Immediately thereafter, the Company contributed these securities to Walnut in order to satisfy Walnut's June 30, 1995 obligation pursuant to the SBA Agreement.

     As of June 30, 1995, Walnut had realized gains and increased paid-in capital by an amount in excess of $4,000,000 and had otherwise fully complied with the terms of the SBA Agreement. The SBA Agreement expired, by its terms, on June 30, 1995.

     By letters dated November 9, 1995 and April 19, 1996, the SBA determined that it would not take any action with regard to the capital impairment issue under certain circumstances. Specifically, the SBA stated that the SBA "would refrain from any action [against Walnut] if: (1) the market value of [Walnut's] holdings of HealthCare COMPARE and GranCare in the aggregate exceeds by $10 million the total of all secured and unsecured third party debt, and (2) the balance in the Undistributed Net Realized Account does not become negative in an amount greater than $9,000,000." As of the year ended

                        WALNUT FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     December 31, 1996, Walnut's holdings of HealthCare COMPARE Corp. and GranCare, Inc. in the aggregate exceeded the total of all secured and unsecured third party debt by approximately $12 million and the "Undistributed Net Realized Earnings Account" equaled approximately negative $6 million. Accordingly, management believes that, by terms of its own statements, the SBA will not take any adverse actions against Walnut with respect to the capital impairment issue.

     The SBA has issued a finding that the Company has violated Section 107.903(b)(1) and (d) by financing an Associate and paying fees to an Associate. The Company has provided information to the SBA to show that such findings are inaccurate. Additionally, the SBA has issued a finding that the Company has violated Section 107.501(b)(1), (3) and (4) by not seeking prior approval of the SBA for management services provided by Associates. The Company believes that such findings are inaccurate and current SBA regulations no longer require prior approval in such circumstances.

     The last examination report issued to Walnut by the SBA is dated May
14, 1996 and covered the 14-month period ended February 28, 1995. To date, the SBA has not declared or threatened to declare a default with respect to any of its findings; however, there can be no assurance that the SBA will be willing to further refrain from declaring an event of default under the SBA Act and it is likely that the SBA will continue to deem these issues to be open until fully resolved to the SBA's satisfaction, irrespective of any continuing discussions with respect thereto between the SBA and Walnut's management. If such a default were to be declared and Walnut failed to cure the same, the SBA would have the right to accelerate the maturity of the $8 million debentures issued by Walnut to the SBIC Funding Corp. pursuant to the SBA Act (the "Walnut Debentures") currently outstanding. Management believes that Walnut could immediately remedy fully the capital impairment issue through the sale of certain of Walnut's portfolio securities.

      B) NOTES TO OTHERS

     NFS has a note payable outstanding to an individual in the amount of $50,050. This note is due in monthly installments of $2,000 with interest at 11%. No payments have been made pursuant to this note since August 1994.

     NFS has payments due on capital leases in monthly installments through May 2000. The leases bear interest at 12%. The balance outstanding at December 31, 1996 was $12,771.

     As of December 31, 1996, the Company had outstanding a promissory note to a third party representing principal owed of $875,000. The note was issued in connection with an acquisition by the Company of a limited partnership interest in Knox Liquidating Partnership, L.P., which, in turn, has an ownership interest in a catalog company known as Foster & Gallagher, Inc. Such note accrues interest at 8% per annum. Principal is payable in two installments, $175,000 on January 31, 1997 (which amount was timely paid) and the remaining $700,000 on July 31, 1997.

                        WALNUT FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Long-term debt as of December 31 was as follows:


                                        1996          1995
Debentures payable to the SBA    $  8,000,000    $  8,000,000
Installment note payable               50,050          44,845
Capital leases                         12,771          16,393
                                 ------------    ------------
TOTAL                               8,062,821       8,061,238
Less:  current portion              4,049,500          47,953
                                 ------------    ------------
Long-term portion                $  4,013,321    $  8,013,285
                                 ============    ============

     As of December 31, 1996, the aggregate principal maturities of long-term debt are as follows:


            Amount
1997    $  4,049,500
1998       2,005,660
1999       2,006,129
2000           1,532
           ---------
        $  8,062,821
           =========

     C) NOTES PAYABLE TO BANKS

     On August 31, 1995 the Company established a $4 million line of credit with American National Bank and Trust Company of Chicago ("ANB"). This credit line was replaced as of September 8, 1996 with a term loan of $2,850,000. This loan required interest only payments as of September 30, 1996 and December 31, 1996. A principal payment of $575,000 is due on March 31, 1997, with the balance due on June 30, 1997. The interest rate associated with this loan is ANB's base rate plus 2% (10.25% as of December 31, 1996). This loan is personally guaranteed by two Directors of the Company.

     On December 31, 1993, Walnut entered into a $600,000 revolving credit agreement with ANB, which accrued interest at ANB's base rate plus 2% (10.25% at December 31, 1996). Interest is payable monthly, with the principal balance due on July 31, 1996. The line is collateralized by a variety of securities having a fair market value in excess of $600,000. The balance of this note was $585,000 at December 31, 1995 and was repaid in full as of December 31, 1996.

                        WALNUT FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     On September 7, 1995, NFS established a $350,000 line of credit with ANB. The line of credit accrued interest at ANB's base rate plus 2% (10.25% at December 31, 1996). The amount borrowed was due on July 31, 1996. The balance of this note was $348,791 at December 31, 1995 and was repaid in full as of December 31, 1996.

     D) NOTES PAYABLE TO RELATED PARTIES

     In November 1995, the Company received two unsecured loans from a related party for an aggregate amount of $270,000. The loans accrued interest at 8.75% and mature through April 1996. The aggregate balance of these notes was $270,000 at December 31, 1995; these notes were repaid upon maturity in April 1996.

6.   MARGIN BROKERAGE ACCOUNTS

     Brokerage margin payable to one investment banker consists of advances of $2,586,362 under a line of credit as of December 31, 1996. The brokerage account accrues interest on a monthly basis at the brokers' call rate plus 1% (7.75% at December 31, 1996) and was collateralized by 182,500 shares of HealthCare COMPARE Corp. common stock, having a fair market value of approximately $7,733,000 at December 31, 1996, and 15,000 shares of GranCare, Inc. common stock, having a fair market value of approximately $268,000 at December 31, 1996.

     Brokerage margin payable to a second investment banker consists of advances of $2,872,756 under a line of credit as of December 31, 1996. Advances under this line cannot exceed 40% of the quoted market bid for shares accepted by the investment banker, and this amount is calculated on an ongoing basis to reflect market changes. The brokerage account accrues interest on a monthly basis at the brokers' call rate plus 1% (7.75% at December 31, 1996) and is collateralized by 170,000 shares of HealthCare COMPARE Corp. common stock, having a fair market value of approximately $7,204,000 at December 31, 1996, and 91,916 shares of GranCare, Inc. common stock, having a fair market value of approximately $1,643,000 at December 31, 1996.

                        WALNUT FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accounts payable, accrued expenses and other current liabilities as at December 31 consisted of the following :

                                   1996             1995
Accounts payable             $    324,581    $    364,073
Accrued interest                  163,118         165,858
Accrued payroll taxes(1)          144,302         211,705
Accrued taxes payable             113,692         157,835
Accrued professional fees         148,237          55,153
Accrued payroll                   146,640          31,224
Other accrued expenses             79,215          17,240
                             ------------    ------------
Total                        $  1,119,785    $  1,003,088
                             ============    ============

(1) NFS had a tentative deferred payment agreement with the State of New York Department of Taxation and Finance for delinquent payroll taxes, and the related interest and penalties. The agreement called for monthly installments of $33,465 with interest at 7.3%. NFS has been current with the terms of this tentative agreement since November 1994. On February 20, 1996 NFS signed an installment agreement with the State of New York Department of Taxation and Finance for 18 monthly payments of $8,851.58 effective March 15, 1996.

8.   INCOME TAXES

     As at December 31 the components of the Company's net deferred tax asset and liability were as follows:


                                             1996             1995
Deferred tax liabilities:
  Unrealized gains                    $   3, 680,832    $    4,518,621

Deferred tax asset:
  Net operating loss benefit              (3,060,400)       (2,942,400)
  Allowance for doubtful accounts           (224,442)         (127,721)
  Accounts receivable and other             (358,301)         (200,533)
                                      --------------    --------------
Deferred tax liability                $       37,689    $    1,247,967
                                      ==============    ==============

     The difference between book and tax accounting for investments and allowances is the primary source of the non-current deferred tax liability. For financial statement purposes, investments are carried at market and for

                        WALNUT FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

income tax purposes, investments are carried at cost. This resulted in unrealized gains that are treated as temporary differences under standards for accounting for income taxes.

     The components of the deferred income taxes for the years ended December 31 were as follows:



                                             1996              1995            1994
Tax (benefit) on income:
                             Federal        (1,201,438)       (1,177,608)       (594,000)
                               State    $     (212,018)    $    (260,644)    $  (131,000)
                                        --------------     -------------     -----------
                               Total    $   (1,413,456)    $  (1,438,252)    $  (725,000)
                                        ==============     =============    ============
Tax expense on realized gain:
                             Federal         1,014,996         1,491,524         328,000
                               State    $      179,711    $      330,192    $     72,000
                                        --------------     -------------     -----------
                               Total    $    1,194,707    $    1,821,716    $    400,000
                                        ==============     =============    ============
Tax expense (benefit) on unrealized
loss:
                             Federal          (865,406)       (1,366,361)      1,493,000
                               State    $     (152,719)    $    (302,483)   $    330,000
                                        --------------     -------------     -----------
                               Total    $   (1,018,125)    $  (1,668,844)   $  1,823,000
                                        ==============     =============    ============

     In 1996, current tax expense approximated $27,000.

     The Company's effective federal tax rate was 24% in 1996, compared to an overall statutory rate of 34%. This difference was primarily due to the reserve for write-off of goodwill at NFS.


                                1996          1995         1994
Pre-tax (loss)/gain         $  (4,202,000)    $  (3,252,000)    $  2,988,000
Federal tax                 =============     =============     ============
expense/(benefit)at
statutory rate of 34%          (1,428,000)       (1,106,000)       1,019,000
Federal tax effect of
write-off of goodwill             374,000                 0                0
                            -------------     -------------     ------------
                               (1,054,000)       (1,106,000)       1,019,000
Other - net                         3,000            54,000           64,000
                            -------------     -------------     ------------
Tax (benefit)/expense       $  (1,051,000)    $  (1,052,000)    $  1,083,000
                            =============     =============     ============

                        WALNUT FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     As of December 31, 1996, the Company had net operating loss carryforwards available for federal income tax purposes as follows:



Expiration
   2006       $  2,192,000
   2007          2,588,000
   2008          1,933,000
   2009            643,000
   2011            295,000
              ------------
              $  7,651,000
              ============

     In addition, NFS has net operating loss carryforwards of approximately $3,700,000 at December 31, 1996 for federal income tax purposes which may only be used to offset income earned by NFS. Such net operating loss carryforwards are subject to limitation under Section 382 of the Internal Revenue Code of 1986 (the "Code"), as amended and expire in various amounts from the years 2002 to 2009. NFS has a deferred tax asset of approximately $1,000,000 which has been fully reserved due to uncertainty about future operating results.

9.   COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

     A. LEASE

     The Company leases office facilities for NFS, ARS and NFS Collection under an operating lease expiring in August 1999. The annual minimum rentals under noncancelable operating leases at December 31, 1996 were as follows:




Year ending
December 31,
    1997        $  85,664
    1998           85,664
    1999           57,109

     The Company leases office space and services for Walnut from an affiliate at $4,550 per month as of December 31, 1996. The lease is renewable annually at the discretion of the parties. The Company

                        WALNUT FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     paid $56,544, $51,482, and $49,020 for rent for the years ended December 31, 1996, 1995, and 1994, respectively, and $8,505, $70,051, and $43,626 for services for the years ended December 31, 1996, 1995 and 1994, respectively.


      B. LITIGATION

     NFS is the defendant in an action entitled Josephberg Grosz & Co., Inc. v. NFS Services, Inc. which was filed on September 19, 1996 in the Supreme Court of the New York, County of New York, Index No. 604744/96 (the "Action"). In the Action, Josephberg Grosz & Co. ("JGC") asserts, among other things, that, pursuant to the terms of a 1990 agreement between JGC and NFS Services (as amended, the "JGC Agreement"), JGC was entitled to manage, and be compensated in connection with the Business Combination and the Common Stock Private Placement. In the Action, JGC claims potential damages of $600,000 to $1,000,000.

     On or about November 15, 1996, NFS filed a Memorandum in Support of NFS Services' Motion to Dismiss (the "Motion to Dismiss"). Pursuant to the Motion to Dismiss, NFS asserted, among other things, that JGC was not entitled to manage, or receive compensation in connection with, either the Business Combination or the Private Placement. In particular, in the Motion to Dismiss, NFS asserted that NFS was not a party to either the Business Combination or the Private Placement and that NFS did not, and could not, bind the Company as a party to the Business Combination and the issuer pursuant to the Common Stock Private Placement, to the terms of the JGC Agreement.

     The Motion to Dismiss was denied on February 18, 1997, and NFS will be required to file an answer to JGC's original complaint and substantive discovery will commence. The Action is in the preliminary stages and the outcome cannot be determined at this time.

     In March 1994, a former employee commenced an action against NFS for failure to pay bonuses (No. 94 CIV 1503, William D. Riley v. NFS Services, Inc., United States District Court for the Southern District of New York) The complaint sought damages in excess of $400,000 plus an additional 25% for wages and legal fees. The claim was settled for a cash payment of $10,000 and the issuance of 22,500 shares of the Company's Common Stock having a fair value of $45,000 at the time of issuance in 1995.

     In connection with the merger of Walnut and FAO Corp. immediately after the Business Combination, two former shareholders of Walnut commenced appraisal proceedings on June 30, 1995 to determine the fair value of their Walnut common stock pursuant to Section 262 of the Delaware General Corporation Law. (Civil Action No. 14391, The Lee and Rose Warner Foundation and Space Center, Inc. v. Walnut Capital, Court of Chancery of the State of Delaware in and for New Castle County.) The parties settled this matter. The Company issued 333,981 shares of Common Stock in the aggregate to the plaintiffs in connection with such settlement (the same number of shares of Common Stock the plaintiffs would have received in connection with the Business Combination).

      C. EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements with Burton W. Kanter and Joel S. Kanter. In addition, Walnut had entered into an employment agreement with Michael Faber. Effective December

                        WALNUT FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     31, 1996, Michael A. Faber resigned from Walnut and Walnut has no further contractual obligations to him. Mr. Burton Kanter's employment agreement provides that he is entitled to a minimum base salary of $100,000 per annum (which is paid in part to Mr. Kanter individually and in part to his sole proprietorship doing business as BK Consultants; see Footnote 10 - Related Party Transactions.) He is also entitled to a bonus as determined by the Board of Directors from time to time in its absolute and sole discretion. The agreement expires in February 1998, unless terminated at an earlier date pursuant to terms and conditions of the agreement. Amounts due under Mr. Burton Kanter's employment agreement were not currently paid in 1996 and are being accrued by the Company. The terms and conditions of the employment agreement of Mr. Joel Kanter is generally identical to that of Burton Kanter except that Joel Kanter is entitled to a minimum base salary of $70,000 per annum; however, the Board of Directors determined to increase such base salary to $200,000 for fiscal 1996 (see Footnote 10 - Related Party Transactions). Joel Kanter's agreement also differs in that Joel Kanter has agreed not to compete with the Company or NFS (but not Walnut) for a period of three years after his termination of employment with Walnut. In the event of termination of any of the agreements without cause, Messrs. Kanter would be entitled to one year's salary.

     Eugene N. Scalercio has entered into a noncompetition agreement with NFS, which provide that Mr. Scalercio will not compete with the Company, or its subsidiaries (other than Walnut), for a period of three years after termination of his employment with the Company. Neither the Company nor NFS has entered into any employment agreement with Mr. Scalercio.

     D. MAJOR CUSTOMERS.

     Approximately 60% and 73% of the Company's revenues were derived from three customers for the year ended December 31, 1996 and 1995, respectively.
Accounts receivable from such customers were approximately $131,000 and $181,000 in the aggregate at December 31, 1996 and 1995, respectively.

10.  RELATED PARTY TRANSACTIONS

     The Company and its subsidiaries retain a law firm at which an officer has been of counsel since 1993. Expenses of $165,692 and $165,127 were incurred by the Company for reimbursement of expenses and legal services for the years ended December 31, 1996 and 1995, respectively.

     The Company and its subsidiaries retained an additional law firm at which another officer is of counsel. Expenses of $34,759, were incurred by the Company for reimbursement of expenses and legal services incurred during the year ended December 31, 1995. No such expenses were incurred in 1996.

     At December 31, 1996 and 1995, approximately $128,000 and $116,000, respectively, were due to the law firms and are included in accounts payable, accrued expenses and other current liabilities in the accompanying financial statements.

     As described above at Footnote 9.c., the Company retains Mr. Burton W. Kanter and his sole proprietorship doing business as BK Consultants to render services regarding the Company's operations and investment matters. Salary to Mr. Kanter and fee payments to such sole proprietorship of $15,000 and $135,000, respectively, were paid for the years ended December 31, 1995 and 1994. There were no payments in 1996, but $100,000 in salary was accrued by the Company for fiscal 1996.

     Periodically an officer of Walnut, or a designee of Walnut, serves in the capacity of director or observer to the board of directors of investee companies.

                        WALNUT FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Prior to March 1, 1995, Walnut retained Mr. Joel S. Kanter on a consulting basis to perform due diligence and monitor certain investment matters. Fees paid to Mr. Kanter for professional services performed for the period from January 1, 1995 through February 28, 1995 were $20,059. As of March 1, 1995, Mr. Kanter became an officer of Walnut and received salary payments of $49,941 for the period March 1, 1995 through December 31, 1995. (See Footnote 9.c. - Employment Agreements.)

11.   GUARANTY OF LOANS

     The Company has guaranteed $318,000 of a secured loan obtained by an investee company as of December 31, 1996.

12.   CONCENTRATION OF CREDIT RISK

     The Company has significant holdings of investments in the health care industry. Total investments in debt and equity were approximately $21,700,000 as of December 31, 1996 (including unrealized appreciation of approximately $14,931,000 as of December 31, 1996).

13.   FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     The Company from time to time makes commitments to provide financing in the form of loans, debt securities and equity investments. The Company's maximum exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notational amount of these instruments. As of December 31, 1996, no commitments were outstanding.

     The Company evaluates each portfolio investee's credit worthiness on a case-by-case basis. Generally, collateral is not obtained by the Company upon the extension of credit.

14.  SHAREHOLDERS' EQUITY

     a. Preferred Stock.

           The Company is authorized to issue up to 1,000,000 of its preferred stock in one or more series. As of December 31, 1996, no shares of preferred stock were outstanding.

     b. Common Stock Options and Warrants.

      (1) In 1989, the Company adopted the NFS Services, Inc. 1989 Incentive Stock Option Plan (as amended, the "1989 Plan"). The 1989 Plan is administered by a stock incentive plan administrative committee appointed by the Company's Board of Directors (the "1989 Plan Committee"). The 1989 Plan Committee has the authority, subject to approval by the Company's Board of Directors and the terms of the 1989 Plan, to select the persons to whom awards may be granted, to determine the terms of each award, to interpret the provisions of the 1989 Plan and to make all other determinations that it may deem necessary or advisable for the administration of the 1989 Plan. The 1989 Plan provides for the grant of "incentive stock options," as defined under

                        WALNUT FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           Section 422(b) of the Internal Revenue Code ("incentive options"), and options that do not so qualify ("nonstatutory options"), as determined in each individual case by the 1989 Plan Committee. The Company's Board of Directors has reserved 33,700 shares of Common Stock for issuance under the 1989 Plan. Awards of stock options to purchase 33,700 shares of Common Stock have been granted pursuant to the 1989 Plan to various officers, employees and consultants of the Company, or its subsidiaries. All of said options are fully vested and presently exercisable into shares of Common Stock and expire on November 23, 1998. The exercise price of the options granted pursuant to the 1989 Plan is $2.50 per share of Common Stock. As a result of the Business Combination, no further awards will be granted under the 1989 Plan.

      (2) In 1994, the Company adopted the NFS Services, Inc. (Utah) 1994 Incentive Stock Option Plan (the "1994 Plan"). The 1994 Plan is administered by a stock incentive plan administrative committee appointed by the Company's Board of Directors (the "1994 Plan Committee"). The 1994 Plan Committee has the authority, subject to approval by the Company's Board of Directors and the terms of the 1994 Plan, to select the persons to whom awards may be granted, to determine the terms of each award, to interpret the provisions of the 1994 Plan and to make all other determinations that it may deem necessary or advisable for the administration of the 1994 Plan. The 1994 Plan provides for the grant of incentive stock options, nonstatutory options, and restricted stock and stock appreciation rights ("SARs"), as determined in each individual case by the 1994 Plan Committee. The Company's Board of Directors has reserved 500,000 shares of Common Stock for issuance under the 1994 Plan. The Company has granted options under the 1994 Plan as follows:



                                      1996                  1995
                             -----------------------------------------
                                          Average               Average
                              Number of  Exercise   Number of  Exercise
                                Shares     Price      Shares     Price
Outstanding at January 1       119,500      $2.76
Granted                        134,000       2.36     119,500    $2.76
                               -------                -------
Outstanding at December 31     253,500       2.55     119,500     2.76
                               =======                =======
Exercisable                    129,500       2.76      35,000     2.79
                               =======                =======


     (3) In connection with the Business Combination, the Company assumed the Walnut Capital Corporation 1987 Stock Option Plan (as amended, the "1987 Plan"). The 1987 Plan is administered by a stock option plan administrative committee appointed by the Board of Directors (the "1987 Plan

                        WALNUT FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Committee"). The 1987 Plan Committee has the authority, subject to approval by the Company's Board of Directors and the terms of the 1987 Plan, to select the persons to whom awards may be granted, to determine the terms of each award, to interpret the provisions of the 1987 Plan and to make all other determinations that it may deem necessary or advisable for the administration of the 1987 Plan. The 1987 Plan provides for the grant of incentive stock options or nonstatutory options, as determined in each individual case by the 1987 Plan Committee. There are 806,930 shares of Common Stock reserved for issuance under the 1987 Plan. Awards of incentive stock options to purchase up to 149,958 shares of Common Stock, and awards of nonstatutory options to purchase 656,972 shares of Common Stock, have been granted pursuant to the 1987 Plan to various officers, directors, employees, and consultants of Walnut. All of said options are subject to a variety of vesting requirements and at December 31, 1996, 665,238 shares were exercisable. The exercise price of the options granted pursuant to the 1987 Plan ranges from $.90 to $1.80 per share of Common Stock. The average exercise price of options outstanding under the 1987 Plan was $1.63. As a result of the Business Combination between the Company and Walnut, no further awards will be granted under the 1987 Plan. During the year ended December 31, 1996, no options to acquire Common Stock were exercised.

     (4) In addition to the options granted pursuant to the 1989 Plan, the 1994 Plan and the 1987 Plan, the Company has issued certain options and warrants to purchase (i) 95,000 shares of Common Stock at $2.00 per share, which options expire on July 14, 1998, (ii) 225,269 shares of Common Stock at $1.81 per share which warrants expired on March 13, 1997, (iii) 452,533 shares of Common Stock at $3.00 per share which options expire June 30, 1998, (iv) 100,000 shares of Common Stock at $2.50 per share which options expire August 31, 2001, (v) 50,000 shares of Common Stock at $3.00 per share which options expire June 30, 2001, and (vi) 697,391 shares of Common Stock at $3.00 per share which warrants expire June 17, 2001.

15.  SEGMENT INFORMATION

     The Company is engaged primarily in two segments: (1) investment activities; and (2) providing consulting and asset recovery services through NFS. The following table shows certain operating information for each segment for the years ended December 31, 1996 and 1995.
 .

                                              1996
                       ------------------------------------------------------------------
                                                           Consulting and
                          Corporate       Investing        Asset Recovery        Total
Revenues               $      3,636    $      79,115    $    2,057,421    $    2,140,172
Operating (loss)          (877,235)        (750,036)        (1,011,644)       (2,638,915)
Identifiable Assets       2,405,224       28,530,591         2,262,660        33,198,475
Depreciation                     --            2,008            18,889            20,897


                        WALNUT FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





                                            1995
                       ----------------------------------------------------------------
                                                           Consulting and
                          Corporate       Investing        Asset Recovery       Total
Revenues               $      7,845    $     444,762    $   2,081,440    $    2,534,047
Operating (loss)           (567,639)        (261,800)        (978,958)       (1,808,397)
Identifiable Assets       4,132,014       28,526,894        3,404,596        36,063,504
Depreciation                     --            1,910           22,146            24,056

     Prior to the acquisition of NFS in February 1995, the Company was in one line of business and therefore no segment information is provided for those years.

16.  STOCK OPTIONS

     The Company applies APB 25 in accounting for its stock option plans and, accordingly, recognizes compensation expense for the difference between the fair value of the underlying common stock and the grant exercise price of the option at the date of grant. The effect of applying SFAS No. 123 on 1995 and 1996 pro forma net loss as stated above is not necessarily representative of the effects on reported net loss for future years due to, among other things,
(1) the vesting period of the stock options and (2) the fair value of additional stock options in future years. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company's net loss in 1996 and 1995 would have been approximately $3,226,041 and $2,105,544, or $(.23) per share and $(.17) per share, respectively. The fair value of the options granted during 1996 and 1995 are estimated at $1.16 and $1.95, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0%, volatility of 67% for 1996 and 62% for 1995, risk-free interest rate of 5.9% - 7.9% for 1996 and 5.3% - 6.6% for 1995, and expected life of 5 years.

17. LONG-TERM ASSETS

     The Company is re-evaluating the asset recovery business at NFS. As a result of the calculations required under FAS 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to Be Disposed of," NFS recorded an expense of $1,100,000 representing a write-down of its goodwill. Management believes that the remaining NFS goodwill of approximately $800,000 is consistent with the accounting requirements of FAS 121.

ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
     ACCOUNTING AND FINANCIAL DISCLOSURE

     In February 1995, Walnut dismissed Coopers & Lybrand, L.L.P. as its principal accountant, in favor of Richard A. Eisner LLP which had been the principal accountant for the Company and NFS since March 1993. Management made this change in order to consolidate the accounting and auditing functions for the Company and each of its subsidiaries with one independent accountant. The Walnut Board of Directors approved such dismissal. During the Company's three most recent fiscal years, no report issued by Coopers & Lybrand, L.L.P. to Walnut contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. During the Company's two most recent fiscal years, Walnut and Coopers & Lybrand, L.L.P. have had no disagreements on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                    PART III

     As permitted by General Instruction G to Form 10-K, the information required by Part III of Form 10-K will be included in the Company's definitive proxy statement relating to its 1997 annual meeting of stockholders, which the Company anticipates will be filed no later than April 30, 1997, and thus is incorporated herein by this reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON 8-K

     (a)(1)  Financial Statements:

     The Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements appear at pages 27 to 49, inclusive, of this Report; see Index to Consolidated Financial Statements at page 23 of this Report.

     (a)(2)  Financial Statement Schedules:

     Schedules I and II appear at pages 51 and 53 of this Report; see Index to Consolidated Financial Statement Schedules at page 23 of this Report. All other financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

     (a)(3)  Exhibits:

     The exhibits required by Item 601 of Regulation S-K are included with this Form 10-K and are listed on the "Index to Exhibits" immediately following the signature page.

     (b)  Reports on Form 8-K:

     No reports on Form 8-K have been filed during the three-month period ended December 31, 1996.

                        WALNUT FINANCIAL SERVICES, INC.
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                               DECEMBER 31, 1996
                                 BALANCE SHEET


ASSETS
Cash and cash equivalents                            $      11,105
Other current assets                                        71,435
                                                     -------------
Total current assets                                        82,540
Due from subsidiaries                                      875,831
Investment in subsidiaries                              14,292,513
Investment in securities                                 2,358,125
Non-current deferred tax liability                       1,064,266
                                                     -------------
                                                        18,590,735
TOTAL ASSETS                                         $  18,673,275
                                                     =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Margin payable to brokers                                  204,169
Notes payable                                            3,725,000

Accounts payable                                           356,445
                                                     -------------
                                                         4,285,614
                                                     -------------

SHAREHOLDERS' EQUITY:
Preferred stock, no stated value, 1,000,000
shares authorized, no shares issued
Common stock $.01 stated value, 50,000,000 shares
authorized, 14,616,687 issued                              146,167
Additional paid in capital                              15,030,269
Retained earnings                                        (788,775)
Total shareholders' equity                              14,387,661
                                                     -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $  18,673,275
                                                     =============

Attention is directed to the foregoing accountants' report and to the accompanying notes to the financial statements included elsewhere in this Report on Form 10-K.

                        WALNUT FINANCIAL SERVICES, INC.
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               DECEMBER 31, 1996
                            STATEMENT OF OPERATIONS


                                                     Year Ended December 31, 1996
                                                     -----------------------------


Income                                                     $               37,626
                                                           ----------------------
Costs and Expenses
General and administrative                                                880,871
Interest                                                                  379,623
Unrealized gain on investments                                             53,435
Realized loss on investments                                             (301,320)
                                                           ----------------------
Loss before equity in net loss of subsidiaries                           (974,983)
Equity in net loss of subsidiaries                                     (2,379,676)
Income tax benefit                                                        389,993
                                                           ----------------------
Net loss                                                   $           (2,964,666)
                                                           ======================

                            STATEMENT OF CASH FLOWS


                                                          Year Ended December 31, 1996
                                                          ----------------------------
Net cash provided (used in) by operating activities        $                 (695,844)
Cash flows from financing activities
Issuance of compensatory warrants                                             125,000
Net proceeds from sale of common stock for cash                                35,000
Borrowings of short term bank debt                                           (275,000)
Increase in margin accounts                                                  (909,600)
                                                           --------------------------
                                                                           (1,720,444)
                                                           --------------------------

Cash flows from investing activities
Costs in connection with acquisition of NFS                                         0
Additional investments in subsidiaries                                              0
Net advances to subsidiaries                                                  320,397
Purchases of investments                                                     (875,000)
Proceeds from sales of investments                                          2,766,760
                                                           --------------------------
Deferred private placement costs                                                    0
                                                           --------------------------
                                                                            1,617,160
                                                           --------------------------
Net increase/(decrease) in cash                                              (103,284)
Cash and cash equivalents at beginning of period                              114,389
                                                           --------------------------
Cash and cash equivalents at end of period                 $                   11,105
                                                           --------------------------


Attention is directed to the foregoing accountants' report and to the accompanying notes to the financial statements included elsewhere in this Report on Form 10-K.

                        WALNUT FINANCIAL SERVICES, INC.
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES



             Column A                Column B      Column C                          Column D     Column E
                                                   Additions
---------------------------------------------------------------------------------------------------------------
                                                         (1)              (2)
                                     Balance at    --------------------------------
                                     Beginning of  Charged to Costs    Charged to                  Balance at
            Description                 Period       and Expenses    Other Accounts  Deductions   End of Period
---------------------------------------------------------------------------------------------------------------
Year ended December 31,1996:
Allowances for doubtful receivables    $  703,310          $421,337     $243,168                     $1,367,815
                                       ==========                                                    ==========
Year ended December 31, 1995:
Allowances for doubtful receivables    $1,431,188          $462,689    $ 235,163(c)  $879,710(a)       $703,310
                                       ==========                                     546,020(b)       ========

--------------------------
(a) Write offs.
(b) Conversion of debt securities to equity securities.
(c) Opening valuation balance of acquired company (see Note 1 to consolidated financial statements).



     Attention is directed to the foregoing accountants' report and to the accompanying notes to the financial statements included elsewhere in this Report on Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

     WALNUT FINANCIAL SERVICES, INC.




              Date:  March 27, 1997  By:/s/ Joel S. Kanter
                                     -----------------------------
                                         Joel S. Kanter, President



     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



       Signature                 Title                          Date
       ---------                 -----                          ----


       /s/Joel S. Kanter         President and Director
       ------------------        (Principal Executive Officer)  March 27, 1997
       Joel S. Kanter


       /s/Robert F. Mauer        Treasurer
       ------------------        (Principal Financial and
       Robert F. Mauer           Accounting Officer)            March 28, 1997


       /s/Burton W. Kanter       Director                       March 27, 1997
       ------------------------
       Burton W. Kanter


       /s/Solomon A. Weisgal     Director                       March 27, 1997
       ------------------------
       Solomon A. Weisgal

       /s/William F. Burge, III  Director                       March 27, 1997
       ------------------------
       William F. Burge, III

       /s/Eugene N. Scalercio    Director                       March 27, 1997
       ------------------------
       Eugene N. Scalercio

       /s/Gene E. Burleson       Director                       March 27, 1997
       ------------------------
       Gene E. Burleson

                                 EXHIBIT INDEX

  2.1 Agreement and Plan of Reorganization dated November 8, 1994 by and between NFS Services, Inc. (Utah) and Walnut Capital Corp.*

  3.1 Articles of Incorporation of Walnut Financial Services, Inc., as amended.*

  3.2  Bylaws of Walnut Financial Services, Inc.*

  10.1 Agreement dated July 29, 1994 between Walnut Capital Corp. and U.S. Small Business Administration.*

  10.2 Employment Agreement dated January 1, 1996 between Walnut Financial Services, Inc. and Burton W. Kanter.

  10.3 Employment Agreement dated February 27, 1995 between Walnut Financial Services, Inc. and Joel S. Kanter.

  10.5 Noncompetition Agreement dated February 27, 1995 between NFS Services, Inc. and Eugene N. Scalercio.*

  10.6 The Walnut Capital Corporation 1987 Stock Option Plan.*

  10.7 The NFS Services, Inc. 1989 Incentive Stock Option Plan.*

  10.8 The NFS Services, Inc. (Utah) 1994 Incentive Stock Option Plan.*

  21   Subsidiaries of Walnut Financial Services, Inc.

  23.1 Consent Letter of Richard A. Eisner LLP.

  27   Financial Data Schedule

__________________________

* Previously filed as an Exhibit (with the same Exhibit reference number as contained herein) to the initial filing of the Registrant's Registration Statement on Form 10 dated May 10, 1995 as filed with the Securities and Exchange Commission on May 11, 1995.