Form 10-K/A
period 1996-12-31
WALNUT FINANCIAL SERVICES INC
filed 1997-04-30
CIK 942378

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 _____________

                                 FORM 10-K/A-1


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
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
requirements for the past 90 days.   YES  X    NO
                                        -----    -----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of April 25, 1997, the Registrant had issued and outstanding 14,619,172 shares of the Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 25, 1997, was $15,962,478.*

*    Based on the closing price of the Registrant's common stock as reported by the Nasdaq National Market System on April 25, 1997 ($1-5/16), and reports of beneficial ownership filed by directors and executive officers of Registrant and by beneficial owners of more than 5% of the outstanding shares of Common Stock of Registrant's; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of Registrant's Common Stock.
================================================================================

THIS AMENDMENT IS BEING FILED PURSUANT TO GENERAL INSTRUCTION G(3) TO INCLUDE THE INFORMATION REQUIRED BY PART III OF FORM 10-K.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The Company's current executive officers and directors are as follows:

        Name           Age            Position
---------------------  ---  ------------------------------
Burton W. Kanter       66   Chairman of the Board
Joel S. Kanter         40   President, Chief Executive
                            Officer and Director
Eugene N. Scalercio    56   Director
William F. Burge, III  54   Director
Gene E. Burleson       56   Director
Solomon A. Weisgal     70   Director
Joshua S. Kanter       34   General Counsel and Secretary
Robert F. Mauer        42   Treasurer

        Burton W. Kanter. Mr. Kanter has served as Chairman of the Board of Directors of the Company since February 27, 1995. He has been a director of Walnut since 1983, and was the President of Walnut between 1987 and February 27, 1995, and Treasurer of Walnut from January 1994 until February 27, 1995. Mr. Kanter is of counsel to Neal Gerber & Eisenberg, a Chicago, Illinois law firm. From 1961 through 1985, Mr. Kanter was a partner in the law firm of Kanter & Eisenberg or its predecessor firms. He is the author of numerous articles and a frequent lecturer in the field of Federal income taxation, and founder and co-author of the nationally known column in the Journal of Taxation called "Shop Talk." He is a member of the faculty of the University of Chicago Law School. He is a director of numerous companies, including the following public companies: HealthCare COMPARE Corp., Channel America, Inc., Power-Cell, Inc., Scientific Measurement Systems, Inc., and Logic Devices Incorporated. He is a member of the Board of Directors or the Board of Trustees of: the Midwest Film Center of the Chicago Art Institute, the Chicago International Film Festival, and the Museum of Contemporary Art of Chicago. He is also on the advisory board of the Wharton School of the University of Pennsylvania Real Estate Center and the University of Chicago Annual Tax Conference. Mr. Kanter is the father of Joel S. Kanter and Joshua S. Kanter.

        Joel S. Kanter. Mr. Kanter has been a Director and the President of the Company since February 27, 1995 and has been the Chief Executive Officer of the Company since April 15, 1996. From 1988 to February 27, 1995, Mr. Kanter was a consultant to Walnut. Mr. Kanter has served as President of Windy City, Inc. ("WCI"), a privately held investment firm, since July 1986. From 1978 through 1979, Mr. Kanter served as a Legislative Assistant to Congressman Abner
J. Mikva (D-Ill.) specializing in Judiciary Committee affairs. From 1980 through 1982, Mr. Kanter served as a Special Assistant to the National Association of Attorneys General, representing that organization's positions in the criminal justice and environmental arenas. From 1982 through 1984, Mr. Kanter served as Staff Director of the House Subcommittee on Legislative Process chaired by Congressman Gilles D. Long (D-La.). In that capacity, he also lent assistance to the House Democratic Caucus which was also chaired by Congressman Long. From 1985 through 1986, Mr. Kanter served as Managing Director of The Investors' Washington Service, an investment advisory company specializing in providing advice to large institutional clients regarding the impact of federal legislative and regulatory decisions on debt and equity markets. Clients of Investors' Washington Service included Amoco Oil, AT&T, Bankers Trust, Citicorp, Chase Manhattan Bank, Chrysler Corporation, General Motors, J.C. Penney, and others. Mr. Kanter currently serves on the Boards of Directors of GranCare, Inc., I-Flow Corporation, Osteoimplant Technology, Inc., Encore Medical Corporation and Vitalink Pharmacy Services, Inc., each of which is a publicly-held company, as well as a number of private concerns. Mr. Kanter is the son of Burton W. Kanter and the brother of Joshua S. Kanter.

        Eugene N. Scalercio.  Mr. Scalercio has served as a Director of the
Company since 1985.  He has been the Chief Executive    Officer of NFS since
1985. From March 1985 until February 27, 1995, Mr. Scalercio was the Chairman of the Board and Chief Executive Officer of the Company. Prior to the formation of the Company, Mr. Scalercio served from 1971 to 1985 as an Executive Vice President of NFS Services, Inc., a subsidiary of Swanton Corporation, and was also an officer and director of other Swanton subsidiaries during such period. Mr. Scalercio has also acted, from 1976 to 1987, as a creditor trustee for Edwards & Hanly, debtor-in-possession, and as a consultant to various brokerage firms in liquidation.

        William F. Burge, III. Mr. Burge has been a Director of the Company since February 27, 1995. Mr. Burge has been a director of Walnut since 1992. Since 1987, Mr. Burge has been Chairman of the Houston Metropolitan Transit Authority Board of Directors. He is on the Board of Directors of Texas Commerce-Bellaire, former Trustee of the University of Houston Foundation and Tartan Corp. He is also a Board member and past Chairman of the West Houston Association. Since 1980, he has been a Board member of Sky Ranch and Vice Chairman of the Harris County Housing Finance Corporation. Since 1970, Mr. Burge has served as Managing Director and Vice Chairman of the Board of Directors of Mitsubishi Estate Company Associates, USA, as well as President and Managing Director of Ayrshire Corp. He also has experience in commercial and residential real estate development in Houston, Dallas, New York, New Orleans, Atlanta and Los Angeles. He is on the advisory board of the Wharton School of the University of Pennsylvania Real Estate Center and a member of the Urban Land Institute.

     Gene E. Burleson. Mr. Burleson has been a Director of the Company since June 1996. Mr. Burleson is the Chief Executive Officer and a member of the Board of Directors of Vitalink Pharmacy Services, Inc., a provider of pharmacy services to nursing facilities. Since 1989, Mr. Burleson has been an officer of GranCare, Inc., an operator of nursing homes, where he is currently the Chairman of the Board of Directors, President and Chief Executive Officer.
From 1974 until he joined GranCare, Inc., Mr. Burleson was an employee of American Medical International ("American") where he served in progressively responsible positions within the domestic and international operations of such company. Mr. Burleson was elected president of American's worldwide operation in 1986 at which time he was also the Chief Operating Officer. Mr. Burleson is presently a director of Alternative Living Services, Inc. and Decker's Outdoor Corp., publicly-held companies, as well as a number of privately-held concerns.

     Solomon A. Weisgal. Mr. Weisgal has been a Director of the Company since February 27, 1995. Mr. Weisgal has been a director of Walnut since 1984. Mr. Weisgal is a Certified Public Accountant and has been President of Solomon A. Weisgal, Ltd., a financial consulting firm, since its inception in 1979. Mr. Weisgal is presently a director of Chicago Holdings, Inc., SportsTrac, Inc. and numerous other privately-held concerns, and First Merchants Acceptance Corporation, a publicly-held company.

     Joshua S. Kanter. Mr. Kanter has been the Secretary of the Company since February 28, 1995 and General Counsel of the Company since September 14, 1995. Since June 1993, Mr. Kanter has been counsel to Barack Ferrazzano Kirschbaum Perlman & Nagelberg, a Chicago, Illinois law firm specializing in securities, corporate and real estate law. Mr. Kanter was an associate at that firm from September 1987 to February 1990. Since 1986, Mr. Kanter has also been vice-president of WCI. Mr. Kanter is the son of Burton W. Kanter and the brother of Joel S. Kanter.

     Robert F. Mauer. Mr. Mauer has been the Treasurer of the Company and Walnut since February 1996. From 1991 to February 1996, he was Director of Corporate Planning of Washington Gas Light Company and, concurrently, Vice-President of its non-utility subsidiaries. In this planning role, he developed the strategic plan for the Washington Gas Light Company and was responsible for activities included manufacturing, contracting, home improvement and real estate. Mr. Mauer was employed by Owens Corning from 1977 until 1991. While there, he held a variety of financial positions that involved both domestic and international assignments. His responsibilities included roles of Manager of Consolidated Accounting, Controller and Treasurer of British Operations in Wrexham, Wales, which encompassed complete financial responsibilities of a manufacturing and import/export company. Other financial roles included that of Assistant Treasurer in Brussels, Belgium where he was in charge of all foreign currency transactions for Owens Corning.

ITEM 11.  EXECUTIVE COMPENSATION

     SUMMARY COMPENSATION. The following table sets forth the compensation paid by the Company to Messrs. Burton W. Kanter, Joel S. Kanter, Robert F. Mauer and Michael A. Faber, in the last three fiscal years of the Company (collectively, the "Named Executive Officers"). Such persons were the executive officers of the Company and its subsidiaries whose cash compensation exceeded $100,000 for the 1996 fiscal year. Amounts paid to Messrs. Burton Kanter, Joel Kanter, Mauer and Faber reflect the fiscal years ended December 31, 1996, 1995 and 1994.

                           SUMMARY COMPENSATION TABLE


                                                          Long Term
                                                        Compensation
                                                        ------------
                                Annual Compensation        Awards
                               ----------------------   ------------
Name and Current                                          Options/
Principal Position       Year  Salary ($)  Bonus ($)       SARs(#)
----------------------   ----  ----------  ----------   ------------
Burton W. Kanter(1)      1996    $100,000      --            --
Chairman of the Board    1995     150,000(2)   --            --
                         1994     150,000(2)   --      249,929 options

Joel S. Kanter,          1996    $200,000      --            --
President and Chief      1995      70,000      --            --
Executive Officer        1994      70,000(3)   --      199,944 options

Robert F. Mauer,         1996     $91,667(4)   --      125,000 options
Chief Financial          1995          --      --            --
Officer and Treasurer    1994          --      --            --

Michael Alan Faber(5)    1996    $150,000     $10,000        --
                         1995     150,000      10,000        --
                         1994     135,000      15,000  149,958 options

__________________

(1) Mr. Kanter was the President and Treasurer of Walnut prior to the Business Combination.
(2) Of the $150,000 reported, $15,000 was base salary and $135,000 was paid to Mr. Kanter, d/b/a BK Consultants, in the form of consulting fees. See
     Item 13 -- Certain Relationships and Related Transactions.
(3) Mr. Kanter was a consultant to Walnut prior to the Business Combination and the amounts reflected represent consulting fees. Item 13 -- Certain Relationships and Related Transactions.
(4) Mr. Mauer joined the Company on February 1, 1996. Amounts reported reflect an annual salary of $100,000.
(5) Mr. Faber was the former Vice President and Secretary of Walnut. He resigned from Walnut effective December 31, 1996.

     OPTIONS AND OTHER AWARDS. The following tables provide certain information regarding options granted to the Named Executive Officers and as to the value of outstanding options held by the Named Executive Officers, respectively.

                             OPTION GRANTS IN 1996


                                                                                          Potential Realizable
                                                                                          Value At Assumed
                                                                                          Annual Rates of Stock
                                                                                          Price Appreciation
                                            Individual Grants                             for Option Term
                    -------------------------------------------------------------------------------------------
                       Number of     Percent of Total Options    Exercise
                    Options Granted  Granted to Employees in       Price      Expiration
Name                (#)              1996 (%)                  ($/sh)(3)      Date        5%($)       10%($)
------------------  ---------------  ------------------------  ----------     ----------  --------    --------
Burton W. Kanter               0            N/A                    N/A           N/A        N/A         N/A
Joel S. Kanter                 0            N/A                    N/A           N/A        N/A         N/A
Robert F. Mauer        100,000(1)           56.7%                $2.50           2/1/07   $157,225    $398,425
                        25,000(2)           14.2%                $1.50         12/10/07     23,584      59,764
Michael Alan Faber             0            N/A                    N/A           N/A        N/A         N/A

------------------
(1) Represents incentive stock options granted under the NFS Services, Inc. 1994 Stock Incentive Plan (the "1994 Stock Plan") on February 1, 1996. Such options vest in four equal annual installments, commencing on February 1, 1997.
(2) Represents incentive stock options granted under the 1994 Stock Plan on December 10, 1996. Such options vest in four equal annual installments, commencing on December 10, 1997.
(3) Exercise price reflects that the closing price per share as reported on the Nasdaq National Market System on the respective date of grant.


             AGGREGATED OPTIONS EXERCISED IN FISCAL YEAR 1996 AND
                      FISCAL 1996 YEAR-END OPTION VALUES


                                                                Number of Securities
                                                                     Underlying            Value of Unexercised in-the-
                    Shares Acquired on                           Unexercised Options         Money Options at Fiscal
Name                Exercise (#)          Value Realized ($)    at Fiscal Year-End(#)             Year-End($)(1)
------------------  ------------------   -------------------  -----------------------     --------------------------------
                                                              Exercisable  Unexercisable   Exercisable    Unexercisable
                                                              --------------------------  --------------------------------
Burton W. Kanter             0                    0               187,447      62,482(2)               0               0
Joel S. Kanter               0                    0               149,958      49,986(2)               0               0
Robert F. Mauer              0                    0                     0     125,000(3)               0               0
Michael Alan Faber           0                    0               149,958           0            $33,741               0

------------------

(1) Except for Mr. Faber's options, no other outstanding options were in-the-money as of December 31, 1996. The closing bid price per share as quoted on the Nasdaq National Market System on December 31, 1996 was $1-1/8 per share.
(2)  These options became exercisable on February 27, 1997.
(3)  25,000 of such options became exercisable on February 1, 1997.

     EMPLOYMENT AGREEMENTS WITH MANAGEMENT. The Company has entered into employment agreements with Burton W. Kanter and Joel S. Kanter. In addition, Walnut had entered into an employment agreement with Michael Faber. Effective December 31, 1996, Michael A. Faber resigned from Walnut and Walnut has no further contractual obligations to him. Mr. Burton Kanter's employment agreement provides that he is entitled to a minimum base salary of $100,000 per annum (which is paid in part to Mr. Kanter individually and in part to his sole proprietorship doing business as BK Consultants; see "Certain Relationships and Transactions" below.) He is also entitled to a bonus as determined by the Board of Directors from time to time in its absolute and sole discretion. The agreement expires in February 1998, unless terminated at an earlier date pursuant to terms and conditions of the agreement.

Amounts due under Mr. Burton Kanter's employment agreement were not currently paid in 1996 and are being accrued by the Company. The terms and conditions of the employment agreement of Mr. Joel Kanter is generally identical to that of Burton Kanter except that Joel Kanter is entitled to a minimum base salary of $70,000 per annum; however, the Board of Directors determined to increase such base salary to $200,000 for fiscal 1996. Joel Kanter's agreement also differs in that Joel Kanter has agreed not to compete with the Company or NFS (but not Walnut) for a period of three years after his termination of employment with Walnut. In the event of termination of any of the agreements without cause, Messrs. Kanter would be entitled to one year's salary.

     Eugene N. Scalercio has entered into a noncompetition agreement with NFS, which provides that Mr. Scalercio will not compete with the Company, or its subsidiaries (other than Walnut), for a period of three years after termination of his employment with the Company. Neither the Company nor NFS has entered into any employment agreement with Mr. Scalercio.

     STOCK PERFORMANCE GRAPH. The incorporation by reference of this Report on Form 10-K into any document filed with the SEC by the Company shall not be deemed to include the following performance graph unless such graph is specifically stated to be incorporated by reference into such document.

     The following graph provides a comparison of the cumulative total stockholder return among the Company, the Nasdaq Stock Market total return index prepared by the Center for Research in Security Prices (CRSP) (the "Nasdaq Stock Market Index") and the Nasdaq Financial Stocks total return index prepared by CRSP (the "Nasdaq Financial Stocks Index"). The comparison is for the period from August 1, 1995 (for the Nasdaq Stock Market Index and the Nasdaq Financial Stocks Index) and August 22, 1995 (for the Company, the date the Company's Common Stock first became listed on the Nasdaq National Market System) to December 31, 1996 and assumes the reinvestment of any dividends.
The initial price of the Company's Common Stock shown in the graph below is based upon the price of $3.50 as reported on August 22, 1995 on the Nasdaq National Market System. The Nasdaq Stock Market Index comprises all domestic shares traded on the Nasdaq National Market and The Nasdaq SmallCap Market.
The Nasdaq Financial Stocks Index comprises all shares traded on the Nasdaq National Market and The Nasdaq SmallCap Market which were issued by companies whose primary business falls within Standard Industrial Classification (SIC) codes 60 through 67. The historical information set forth below is not necessarily indicative of future performance. The following graph was prepared at the Company's request by Research Holdings Limited, San Francisco, California.

                                    [graph]






























                           Cumulative Total Return
-----------------------------------------------------------------------
                                 8/22/95  12/31/95  6/30/96  12/31/96
-----------------------------------------------------------------------
Walnut Financial Services, Inc.   $100     $ 64      $ 75     $ 32
Nasdaq Stock Market Index         $100     $106      $120     $130
Nasdaq Financial Stocks Index     $100     $117      $124     $150

     REPORT OF THE COMPENSATION COMMITTEE. The Compensation Committee of the Board of Directors is composed of the Company's three independent outside directors, Messrs. Burge, Burleson & Weisgal. The Compensation Committee is responsible for administering the policies which govern the Company's executive compensation.

     Objectives of Executive Compensation. The Compensation Committee has designed its compensation policy to provide the proper incentives to management to maximize the Company's performance in order to serve the best interests of its stockholders. As a result, the Compensation Committee intends to focus on incentive awards, such as stock option grants, as opposed to large salary increases or bonuses to emphasize performance related incentive compensation. In general, the

Compensation Committee believes that cash bonus awards are not appropriate, except in certain circumstances. Accordingly, the Compensation Committee has determined not to award a cash bonus to the Chief Executive Officer or the other executive officers for the calendar year ended 1996.

     The Company maintains the philosophy that compensation of its executive officers and others should be directly and materially linked to operating performance. To achieve this linkage, executive compensation is weighted towards incentive awards granted on the basis of the Company's performance. Thus, while annual salary increases are based on personal performance of the executive officers and general economic conditions, annual bonuses, if any, and incentive award grants are directly tied to the Company's actual economic performance during the applicable fiscal year.

     The Incentive Stock Option Committee (currently comprised of the same members as the Compensation Committee) determines stock options to the executives under the provisions of the Walnut Capital Corp. 1987 Stock Option Plan, the NFS Services, Inc. 1989 Incentive Stock Plan and the 1994 Stock Plan (collectively, the "Stock Plans"). When granted, such incentive awards provide incentive to improve stockholder value over the long-term and to encourage and facilitate executive stock ownership. In general, stock options are granted at the market price of the Common Stock at the date of grant to ensure that executives can only be rewarded for appreciation in the price of the Common Stock when the Company's stockholders are similarly benefitted. The Incentive Stock Option Committee determines those executives who will receive incentive award grants, the size and particular vesting and other requirements of such awards and the Stock Plan to be utilized.

     Compensation Committee Procedures. The Compensation Committee will annually evaluate the personal performance of the Chief Executive Officer and the other executive officers of the Company, as well as the Company's performance and analyze the total annual compensation and stock ownership of the Chief Executive Officer and the other executive officers.

     Section 162(m) of the Internal Revenue Code of 1986, as amended, limits the deductibility on the Company's tax return of compensation over $1 million to any of the named executive officers of the Company unless, in general, the compensation is paid pursuant to a plan which is performance-related, non-discretionary and has been approved by the Company's stockholders. The Compensation Committee's policy with respect to Section 162(m) is to make reasonable efforts to ensure that compensation is deductible to the extent permitted while simultaneously providing Company executives with appropriate rewards for their performance.

     It is Compensation Committee's desire to create a compensation policy that will reward executive performance when such performance has provided tangible benefits for the Company's stockholders.

     Submitted by the Compensation Committee and the Incentive Stock Option
Committee:

                        Gene E. Burleson
                        William F. Burge, III
                        Solomon A. Weisgal

     DIRECTOR COMPENSATION. During the 1996 fiscal year the Company paid its non-employee directors $2,500 for each regularly scheduled meeting attended in person or by telephone, $2,500 for each special meeting attended, and $500 for
each committee meeting attended in person or by telephone.   The Company
reimburses the directors for reasonable out-of-pocket expenses incurred in connection with their activities on behalf of the Company. If a director is re-elected, such director will receive, upon such re-election, a 10-year option to purchase 6,000 shares of Common Stock at the market price at the time of grant. Any new director elected to the Board of Directors will receive a 10-year option to purchase up to 10,000 shares of Common Stock at the market price at the time of grant.

     COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. The Compensation Committee currently consists of Messrs. Burleson, Burge and Weisgal. None of them has served as an officer of the Company or has any other business relationship or affiliation with the Company, except his service as a director. Joel Kanter, President, Chief Executive Officer and a director of the Company, serves on the Board of Directors of GranCare, Inc. and Vitalink Pharmacy Services, Inc. Mr. Kanter is a member of the finance and audit committees of the GranCare, Inc. Board of Directors and a member of the compensation committee of Vitalink Pharmacy Services, Inc. Board of Directors. Mr. Burleson serves as the Chief Executive Officer, President and Chairman of the Board of Directors of GranCare, Inc. and as the Chief Executive Officer and a member of the Board of Directors of Vitalink Pharmacy Services, Inc.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth (i) the number of shares of Common Stock beneficially owned by (x) owners of more than five percent (5%) of the outstanding Common Stock who are known to the Company, and (y) Joel S. Kanter, Burton W. Kanter, Robert F. Mauer and Michael Alan Faber (collectively, the "Named Executive Officers"), and each of the directors of the Company, individually, and the executive officers and directors of the Company, as a group, and (ii) the percentage of ownership of the outstanding Common Stock represented by such shares. The share ownership is reported as of April 25, 1997. All share numbers are provided based upon information supplied to management of the Company by the respective individuals and members of the group. Each person named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by such person, except as otherwise set forth in the notes to the table.




                                       Percent
Names and Addresses of 5%   Number of    of
Beneficial Owners            Shares     Class
-------------------------   ---------  -------
Windy City, Inc. (1)         929,203     6.2%
8000 Tower Crescent
Drive, Suite 1070
Vienna, Virginia  22182


  Names and Addresses of               Percent
 Directors and Executive    Number of    of
         Officers            Shares     Class
-------------------------   ---------  -------
Burton W. Kanter(2)         1,271,688     8.6%
Two North LaSalle St.
Suite 2200
Chicago, IL 60602

Eugene N. Scalercio(3)        167,305     1.1%
90 West Washington
New York, New York

Solomon A. Weisgal(4)         442,057     3.0%
120 S. Riverside Plaza
Suite 1420
Chicago, IL 60606

Joel S. Kanter(5)           1,527,740    10.0%
8000 Towers Crescent
Drive Suite 1070
Vienna, VA  22182

William F. Burge, III(6)       45,510     *
Ayrshire Corporation
2028 Buffalo Terrace
Houston, TX  77019

Gene E. Burleson(7)            19,000     *
One Ravinia Drive
Suite 1500
Atlanta, GA  30346

Robert F. Mauer(8)             25,000     *
8000 Towers Crescent Drive
Suite 1070
Vienna, VA  22182

Michael Alan Faber(9)         184,163     1.2%
8000 Towers Crescent Drive
Suite 1070
Vienna, VA  22182

Officers and Directors,     3,517,300    22.5%
as a group(10):
-------------------------

Footnotes follow on the next page.

_________________________

*    Less than one percent (1%).

(1) Includes (i) 476,670 shares owned by WCI, and (ii) warrants to purchase up to 452,433 shares at $3.00 per share owned by WCI.

(2) The number of shares reported includes: (i) 9,017 shares owned by BWK, Inc. ("BWK"), (ii) 40,523 shares owned by Carlco, Inc. ("Carlco"), (iii) 566,098 shares owned by Mr. Kanter, not personally but solely as Co-Trustee of each of the general partners of the HAP Trusts Partnership ("HAP"), (iv) 366,043 shares owned by THC, (v) 40,078 shares owned by TMT, Inc. ("TMT"), and (vi) options to purchase up to 249,929 shares at $1.80 per share, all of which options are presently exercisable.

     Mr. Kanter disclaims any and all beneficial interest in any of the above referenced shares of Common Stock owned by BWK, Carlco, HAP, THC or TMT. Mr. Kanter, as President of BWK, Carlco, TMT and THC, has sole voting and investment control of the 455,661 shares owned by BWK, Carlco, TMT and THC and, upon exercise thereof, will have sole voting and investment control over the 187,447 shares underlying Mr. Kanter's options. Mr. Kanter, as Co-Trustee of each of the general partners of HAP, shares voting and investment control of the 566,098 shares owned by HAP with his fellow co-trustee.

     Each of BWK, Carlco, HAP, THC and TMT disclaim any and all beneficial ownership of the shares owned by the others.

(3) The number of shares reported includes: (i) 136,605 shares owned directly by Mr. Scalercio, (ii) 20,000 shares issuable upon exercise of options at $2.00 per share which expire on July 14, 1998 (the "$2.00 Options") which $2.00 Options are presently exercisable, and (iii) 10,700 shares held for his benefit by the Company's 401(k) plan.

(4) The number of shares reported includes: (i) 45,199 shares owned by Cypress Lane Investments ("Cypress"), (ii) 45,199 shares owned by Nacha Investment Company ("Nacha"), (iii) 339,659 shares owned by the BRT Partnership ("BRT"), and (iv) options to purchase up to 6,000 shares at $1.13 per share and options to purchase up to 6,000 shares at $2.25 per share, all of which options are presently exercisable.

     Mr. Weisgal disclaims any and all beneficial interest in any of the shares owned by Nacha or BRT. As such, Mr. Weisgal has a beneficial interest only in the 45,199 shares owned by Cypress. Mr. Weisgal has sole voting and investment control of the 384,858 shares owned by Nacha and BRT and, upon exercise thereof, will have sole voting and investment control over the 12,000 shares underlying Mr. Weisgal's options. Mr. Weisgal, as the trustee of one of the general partners of Cypress, shares voting and investment control of the 45,199 shares owned by Cypress.

     Each of BRT, Cypress and Nacha disclaim any and all beneficial ownership in the shares owned by the others.

(5) The number of shares reported includes: (i) 398,593 shares owned by the Kanter Family Foundation ("KFF"), (ii) 476,670 shares owned by WCI, (iii) warrants to purchase up to 452,533 shares at $3.00 per share owned by WCI, and (iv) options to purchase up to 199,944 shares at $1.80 per share, all of which options are presently exercisable.

     Mr. Kanter disclaims any and all beneficial interest in any of the above referenced securities owned by KFF or WCI. Mr. Kanter, as President of KFF and WCI, has sole voting and investment control of the 855,163 shares owned by KFF and WCI and, upon exercise thereof, will have sole voting and investment control over the 199,944 shares underlying Mr. Kanter's options and the 452,533 shares underlying WCI's warrants.

     Each of KFF and WCI disclaim any and all beneficial ownership of the shares owned by the other.

(6) The number of shares reported includes options to purchase up to 6,000 shares at $1.13 per share, options to purchase up to 33,510 shares at $1.80 per share and options to purchase up to 6,000 shares at $2.25 per share, all of which options are presently exercisable.

(7) The number of shares reported includes (i) 3,000 shares owned by Mr. Burleson and (ii) options to purchase up to 10,000 shares at $2.75 per share and options to purchase up to 6,000 shares at $1.13 per share, all of which options are presently exercisable.

(8) The number of shares reported consists of options to purchase 25,000 shares at $2.50 per share, all of which options are presently exercisable.

(9) The number of shares reported includes: (i) 22,265 shares owned by Mr. Faber, (ii) 11,940 shares owned by a corporation of which Mr. Faber is the president and sole director, and (iii) options to purchase up to 149,958 shares at $0.90 per share which options are presently exercisable.

(10) Such group consists of eight persons. The number of shares reported includes all of the shares reported at Footnotes 1 through 8, inclusive.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has retained the firm of Barack Ferrazzano Kirschbaum Perlman & Nagelberg ("BFKPN") as its general counsel. Joshua S. Kanter is counsel to such firm and is the General Counsel and Secretary of the Company. Walnut Capital Corp., a wholly-owned subsidiary of the Company, paid approximately $17,400 in legal fees and expenses to BFKPN during fiscal 1996, and has current BFKPN invoices outstanding as of December 31, 1996 totalling approximately $19,000. In addition, the Company has paid approximately $160,000 in legal fees and expenses to BFKPN through December 31, 1996 and has current BFKPN invoices outstanding as of December 31, 1996 totalling approximately $121,000.

     The Holding Company ("THC"), a company of which Burton W. Kanter is President, had made unsecured loans to Walnut in the aggregate principal amount of $270,000. Management believes that such loans were on terms no less favorable than the terms available from institutional lenders. The loans accrued interest at 8.75% per annum. The loans were repaid in April 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to the Registrant's Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      WALNUT FINANCIAL SERVICES, INC.




  Date:  April 28, 1997                  By:/s/ Joel S. Kanter
                                         ---------------------------
                                         Joel S. Kanter, President