Form 10-Q
period 1997-03-31
WALNUT FINANCIAL SERVICES INC
filed 1997-05-13
CIK 942378

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

(Mark One)
[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1997 or
                                             --------------
[ ]  Transition report under Section 13 or 15(d) of the Exchange Act For the
     transition period from                   to
                            -----------------    -------------------

       Commission file number             0-26072
                                          --------

                        Walnut Financial Services, Inc.
                        -------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           Utah                                                87-0415597
------------------------------                              -------------------
(State or Other Jurisdiction of                                (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

8000 Towers Crescent Drive, Suite 1070
Vienna, Virginia                                                        22182
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

                                (703) 448-3771
              --------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)
                                      N/A
  ---------------------------------------------------------------------------
  (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X   No
     -----    -----
                      APPLICABLE ONLY TO CORPORATE ISSUERS
  As of May 8, 1997, the registrant had 14,619,172 shares of Common Stock issued and outstanding.

                Walnut Financial Services, Inc. and Subsidiaries
                               Index To Form 10-Q

                                 March 31, 1997




                                                                                                                 Page
                                                                                                                 Number
                                                                                                                 -----
                                                         Part I - Financial Information

Item 1 - Financial Statements

Condensed Consolidated Balance Sheets at March 31, 1997 and December 31, 1996                                     3

Condensed Consolidated Statements of Operations for the three months
ended March 31, 1997 and 1996                                                                                     4

Condensed Consolidated Statements of Cash Flows for the three months ended
March 31, 1997 and 1996                                                                                           5

Condensed Consolidated Statement of Changes in Stockholders' Equity for
the three months ended March 31, 1997                                                                             6

Notes to Condensed Consolidated Financial Statements                                                              7

Item 2 - Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                                                        10

                                                           Part II - Other Information

Item 1 - Legal Proceedings                                                                                       16

Item 6 - Exhibits Required by Item 601 and Reports on Form 8-K                                                   16

Signatures                                                                                                       17

                         PART 1 - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
                        WALNUT FINANCIAL SERVICES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                                             March 31, 1997       December 31, 1996
                                                                                             --------------       -----------------
ASSETS

 Portfolio securities:
   Marketable equity securities                                                    $           15,207,960   $         23,842,962

   Non-marketable securities                                                                    5,358,303              4,468,692
   Non-marketable debt securities                                                               1,383,201              1,512,081
                                                                                   ----------------------   --------------------
     Total portfolio securities                                                                21,949,464             29,823,735

Current assets:
   Cash and cash equivalents                                                                    4,532,293                840,225

   Accounts receivable (net of allowance)                                                         382,792                420,612
   Interest receivable (net of allowance)                                                           3,981                 26,603
   Unbilled receivables                                                                           668,688                770,754

   Other current assets                                                                           232,675                208,078
                                                                                   ----------------------   --------------------
     Total current assets                                                                       5,820,429              2,266,272

Non-current deferred taxes                                                                        581,996                      0
Fixed assets, net of accumulated depreciation                                                      45,358                 43,431
Long term assets                                                                                  208,489                208,489
Intangible assets                                                                                 808,117                856,548
                                                                                   ----------------------   --------------------
         TOTAL ASSETS                                                              $           29,413,853   $         33,198,475
                                                                                   ======================   ====================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

   Margin payable to brokers                                                       $            3,722,380   $          5,459,118
   Notes payable to banks and current portion of long term debt                                 2,275,000              2,850,000
   Notes payable to other                                                                         493,913                875,000

   Accounts payable, accrued expenses and other current liabilities                             1,125,416              1,119,785
     Current Portion of long - term debt                                                        4,049,050              4,049,500
                                                                                   ----------------------   --------------------
     Total current liabilities                                                                 11,665,759             14,353,403
Long-term debt, net of current portion                                                          4,014,165              4,013,321
Non-current deferred tax liability                                                                      0                 37,689

Deferred rent, net of amortization                                                                 17,808                 19,651
                                                                                   ----------------------   --------------------
     Total liabilities                                                                         15,697,732             18,424,064


Minority Interest                                                                                 363,891                386,750


Shareholders' equity:
   Preferred stock, no stated value, 1,000,000 shares authorized, no shares
   issued                                                                                         146,167                146,167
   Common stock, $.01 stated value, 50,000,000 shares authorized, 14,616,687 issued in 1997 and 14,616,687 issued in 1996

   Additional paid in capital                                                                  15,030,269             15,030,269
   Retained earnings                                                                           (1,824,206)              (788,775)
                                                                                   ----------------------   --------------------
         Total shareholders' equity
                                                                                               13,352,230             14,387,661
                                                                                   ----------------------   --------------------

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $           29,413,853   $         33,198,475
                                                                                   ======================   ====================


 Attention is directed to the accompanying notes to these financial statements

                        WALNUT FINANCIAL SERVICES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                              For the Three Months Ended
                                          ------------------------------------
                                           March 31, 1997        March 31, 1996
                                           --------------        --------------
 Revenue:
    Recovery services                    $        150,368       $       219,395

    Operational support                           188,921               219,167
    Investment and other income                    37,723                 5,638
                                         ----------------       ---------------
                                                  377,012               444,200
                                         ----------------       ---------------

 Costs and Expenses:
    Cost of services                              385,963               394,527

    General and administrative                    358,695               412,788
                                         ----------------       ---------------

                                                  744,658               807,315
                                         ----------------       ---------------
 Operating loss                                  (367,646)             (363,115)

 Interest and other financial costs               362,375               481,938
                                         ----------------       ---------------

                                                 (730,021)             (845,053)
 Minority Interest                                 (6,618)                    0
                                         ----------------       ---------------



 Loss before taxes and realized and              (736,639)             (845,053)
   unrealized gain and loss
 Income tax benefit                               285,894               336,791

 Realized gain/(loss) on sale of
   securities, net of tax                       3,526,056               442,932
                                         ----------------       ---------------
 Gain/(loss) before unrealized loss             3,075,311               (65,330)

 Unrealized gain on investments, net of
   tax                                         (4,110,742)            1,689,503
                                         ----------------       ---------------

 Net income/(loss)                       $     (1,035,431)      $     1,624,173
                                         ----------------       ---------------
 Income/(loss) per share                 $          (0.07)      $          0.11
                                         ----------------       ---------------

 Weighted average shares outstanding           14,616,687            14,239,578
                                         ----------------       ---------------

 Attention is directed to the accompanying notes to these financial statements

                        WALNUT FINANCIAL SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)

                                                                               For the Three Months ended March
                                                                                              31,
                                                                               --------------------------------
                                                                                  1997                  1996
                                                                               ----------            ----------
 Operating activities:
   Net increase/(decrease) in net assets resulting from operations        $   (1,035,431)      $     1,624,173

 Adjustments to reconcile net income/(loss) to net cash
     provided by (used in) operating activities:
   Depreciation/amortization                                                      51,491                37,096
   Net unrealized (depreciation)/appreciation                                  6,851,237            (2,815,839)
   Realized gains                                                             (5,876,761)             (738,220)
    Other                                                                              0                     0
 Changes in operating assets and liabilities                                    (557,589)            1,105,077
                                                                           -------------        --------------
          Net cash (used in) operating activities                               (567,053)             (787,713)
                                                                           -------------        --------------
 Investing activities:

   Costs in connection with the acquisition of NFS                                     0                     0
   Additions to property and equipment                                            (4,987)                3,084
   Purchases of investments                                                     (389,975)             (193,741)
   Proceeds from sale of investments                                           7,350,765             1,698,646
                                                                           -------------        --------------

 Net cash provided by investing activities                                     6,955,803             1,507,989
                                                                           -------------        --------------

 Financing activities:

   Net proceeds from sale of common stock                                              0                35,000
   Borrowings/(repayments) of short term debt                                   (959,944)             (197,988)
   Increase/(decrease) in margin accounts                                     (1,736,738)             (201,633)
                                                                           -------------        --------------
 Net cash (used in) financing activities                                      (2,696,682)             (364,621)
                                                                           -------------        --------------

   Net increase/(decrease) in cash and cash equivalents                        3,692,068               355,655
   Cash and cash equivalents, at the beginning of the year                       840,225               396,440
                                                                           -------------        --------------

   Cash and cash equivalents at the end of the year                            4,532,293               752,095
                                                                           =============        ==============

 Supplemental Information:
 Cash paid for interest                                                    $     264,917        $      303,490
                                                                           =============        ==============

 Attention is directed to the accompanying notes to these financial statements

                        WALNUT FINANCIAL SERVICES, INC.

      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)




                                                   Common Stock
                                           ------------------------------
                                                                                  Additional
                                                              Par Value            Paid In            Retained
                                             Shares            at $0.01            Capital            Earnings             Total
                                           ----------        -----------         -----------          --------          ----------
Balance, December 31, 1996                 14,616,687   $        146,167   $      15,030,269   $       (788,775)  $      14,387,661

Net income/(loss)                                                                                    (1,035,431)         (1,035,431)
                                           ----------   ----------------   -----------------   ----------------   -----------------
 Balance, March 31, 1997                   14,616,687   $        146,167   $      15,030,269   $     (1,824,206)  $      13,352,230
                                           ==========   ================   =================   ================   =================





 Attention is directed to the accompanying notes to these financial statements

                        WALNUT FINANCIAL SERVICES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. BASIS OF PREPARATION.

         The accompanying consolidated financial statements as of March 31, 1997 and March 31, 1996, and for the three months ended March 31, 1997 and March 31, 1996, are unaudited; however, in the opinion of the management of Walnut Financial Services, Inc., a Utah corporation (the "Company"), such statements include all adjustments (consisting of normal recurring accruals) necessary to present a fair statement of the information presented therein. The balance sheet at December 31, 1996 was derived from the audited financial statements at such date.

         Pursuant to accounting requirements of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the accompanying financial statements and these notes do not include all disclosures required by generally accepted accounting principles for audited financial statements. Accordingly, these statements should be read in conjunction with the Company's most recent audited financial statements included in its Form 10-K for the fiscal year ended December 31, 1996, as amended.

         Results of operations for interim periods are not necessarily indicative of those to be achieved for fiscal years.

2.       ORGANIZATION.

         The Company currently has three primary business focuses: (i) investing in start-up and early stage development companies, (ii) providing diversified consulting and asset recovery services (recovery of financial assets, e.g., cash and securities, which had not been accounted for by its clients) to securities firms, banks and others, and (iii) operating an investment vehicle that specializes in bridge financing to small to medium sized companies. The Company engages in the investment business through its wholly-owned subsidiary, Walnut Capital Corp., a Delaware corporation ("Walnut"). Walnut was formed for the purpose of operating as a Small Business Investment Company (a "SBIC") under the Small Business Investment Act of 1958 (as amended, the "SBA Act"), and is subject to regulations promulgated by the Small Business Administration (the "SBA") pursuant to the provisions of the SBA Act. The Company engages in the consulting and asset recovery business through its wholly-owned subsidiary, NFS Services, Inc., a New York corporation ("NFS"), and NFS' wholly-owned subsidiaries: (i) Asset Recovery Services, Inc., a New York corporation ("ARS"), and (ii) NFS Collection Services, Inc., a New York corporation ("NFS Collection"). NFS conducts its operations both directly and through its subsidiaries. The Company pursues its bridge financings through its wholly-owned subsidiary, Universal Bridge Funds, Inc., a Delaware corporation ("Universal Bridge"). Universal Bridge owns 50% of the outstanding general partnership interests and approximately 83% of the limited partnership interests of Universal Partners, L.P., an Illinois limited partnership ("UPLP").

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

         PRINCIPLES OF CONSOLIDATION. The financial statements of the Company include the accounts of Walnut, NFS and NFS' wholly-owned subsidiaries, ARS and NFS Collection, and Universal Bridge (from the date of acquisition) and its subsidiary, UPLP. Intercompany transactions and balances have been eliminated in consolidation. The Company accounts for its controlling partnership interest in UPLP on a consolidated basis.

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

         On June 17, 1996, the Company issued 801,974 shares of Common Stock, together with five-year warrants to purchase an additional 697,391 shares of Common Stock at an exercise price of $3.00, in connection with Universal Bridge's purchase of approximately 83% of the limited partnership interests and 50% of the general partnership interests of UPLP. Universal Bridge's purchase of interests in UPLP has been accounted for as a purchase according to Accounting Principles Board Opinion 16. The investment assets of UPLP at the time of acquisition were $1,251,000, net debt securities were $423,000, total assets were $2,226,000 and liabilities were $75,000. UPLP's activities are fully consolidated in 1997's results.

         NET INCOME (LOSS) PER SHARE. Net income (loss) per share is computed based on the weighted average number of shares outstanding for each period. Common stock equivalents have been considered where they are not anti-dilutive.

         A new accounting pronouncement FAS 128 (Accounting for Earnings per Share) will provide a simplified standard for accounting for earnings per share. This will be effective December 31, 1997.

4.       SECURITIES.

Securities as of March 31, 1997 consisted of the following:

                                                                   Market/Fair Value                Cost
                                                                   -----------------            ------------
              Equity:
                                   Biotechnology         $                519,875  $                519,875
                                   Communications                       1,496,041                 3,666,887
                                   Environmental                          206,121                    75,848
                                   Health care                         13,687,061                 5,546,110
                                   High technology                      1,788,385                 2,919,881
                                   Other                                2,868,779                 4,599,632
                                   Gold                                         1                    18,000
                                                         ------------------------  ------------------------
                                     Total equity        $             20,566,263  $             17,346,233
                                                         ========================  ========================
              Debt:
                                   Environmental          $                93,465   $               400,590
                                   Health care                            100,000                   105,460
                                   Other                                  852,396                 1,325,392
                                   Services                               337,340                   347,340
                                                         ------------------------  ------------------------
                                     Total debt                         1,383,201                 2,178,782
                                                         ------------------------  ------------------------
              Total Securities                           $             21,949,464  $             19,525,015
                                                         ========================  ========================

5. RELATED PARTY TRANSACTIONS.

  The Company and its subsidiaries retain a law firm at which a Company officer is of counsel. Payments of $60,300 were paid to such firm by the Company for reimbursement of expenses and legal services incurred during the three months ended March 31, 1997. Such expenses and fees were incurred in connection with normal business activities.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF COMPANY OPERATIONS FOR THE FISCAL THREE MONTHS ENDED MARCH 31, 1997 AND 1996.

         RESULTS OF COMPANY AND WALNUT OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996. Walnut had realized gains of $3,526,000, net of tax, for the three-month period ended March 31, 1997, compared to a gain of $374,000, net of tax, for the same period in 1996. Both the 1997 and 1996 gains were primarily attributable to sales of securities of HealthCare COMPARE Corp.; however, during the three-month period ended March 31, 1997, Walnut sold more shares of HealthCare COMPARE Corp. than for the prior period in order to repay certain debentures issued by Walnut to an affiliate of the SBA (the "Walnut Debentures") which matured in April 1997.

         Unrealized losses for the three-month period ended March 31, 1997 were $4,110,000, net of tax. This compares with gains of $1,351,000, net of tax, for same period in 1996. The losses in 1997 resulted primarily from a decrease in portfolio company share values, primarily health care companies. The gains in 1996 resulted primarily from an increase in the value of various health care portfolio shares, most notably HealthCare COMPARE.

         Interest expense decreased at Walnut and the Company to $362,400 for the three-month period ended March 31, 1997. This compares to interest expense of $421,000 for the same period in 1996. Interest expense consists of two major components: (i) interest paid to the SBA with respect to the Walnut Debentures and (ii) interest paid on margin accounts and bank lines. The reduction in interest expense in 1997 is attributable to reduced borrowings.

         Aggregate general and administrative expenses at Walnut and the Company decreased by $50,000 to $358,700 for the three-month period ended March 31, 1997. Such expenses at Walnut decreased $60,000 to $123,700. This decrease was due to lower personnel costs at Walnut. Such expenses at the Company were $167,400 for the period ended March 31, 1997, compared to $137,500 for the same period in 1996. This increase was due to higher personnel costs.

         Consolidated net loss for the Company was $1,035,400 compared with a profit of $1,600,000 for the same period in 1996. The Company has realized and unrealized losses of $15,000, net of tax, in addition to those recorded at Walnut. These were due to a decrease in the value of HealthCare COMPARE Corp.

         As of March 31, 1997, Walnut had outstanding a promissory note to a third party representing principal owed of $494,000. The note was issued in connection with an acquisition by Walnut of a limited partnership interest in Knox Liquidating Partnership, L.P., which, in turn, has an ownership interest in a catalog company known as Foster & Gallagher, Inc. Such note accrues interest at 8% per annum. As of January 31, 1997, $381,000 of the principal had been repaid. The remaining principal of $494,000 is due on July 31, 1997.

         RESULTS OF NFS OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996. During the three months ended March 31, 1997 revenue for NFS was $341,900. Revenue, for such period was derived from operational support ($189,000), recovery services ($150,000) and other ($2,000).

         For the three months ended March 31, 1997, 76% of revenue from operational support was derived from two clients: Chase ($89,200), or 47%, and Radix Systems ($54,500) or 29%. Ninety-three percent of revenue from recovery services was derived from two clients: The DBL Liquidating Trust ($114,900), or 76%, and Citibank, N.A. ($25,000), or 17%.

         During the three months ended March 31, 1996, revenue for NFS was $441,100. Revenue was derived from recovery services ($219,900), operational support ($219,100) and other ($2,500). The decrease was due to a decline in temporary staffing needs at WFS' major clients.

         For the three months ended March 31, 1996, 52% of revenue from recovery services was derived from two clients: The DBL Liquidating Trust, $90,000, or 41%, and Nationsbank, $24,500, or 11%. Ninety-four percent of revenue from operational support revenue was derived from two clients:
Citibank, N.A., $132,400, or 60%, and Key Investments, $74,500, or 34%

         For the three months ended March 31, 1997, cost of services was $385,900 or 113% of revenues. General and administrative expenses for the period were $73,900. For the three months ended March 31, 1996, cost of services were $394,500 or 89% of revenues and general and administrative expenses were $88,000.


LIQUIDITY AND CAPITAL RESOURCES.

         LIQUIDITY AND CAPITAL RESOURCES OF WALNUT. As part of the SBIC program, Walnut has, from time to time, issued $12 million of debentures to an affiliate of the SBA. On September 1, 1995, debentures in the principal amount of $4 million had been repaid and the Walnut Debentures in the principal amount of $8 million were outstanding as of March 31, 1997. The amounts, maturities and interest rates of such Walnut Debentures are set forth below:

                                   Principal Balance        Date Issued         Maturity         Interest Rate
                                   -----------------        -----------         --------         -------------
                                      $ 4,000,000            04/29/87           04/01/97             8.95%

                                        2,000,000            06/08/88           06/01/98             9.80%
                                        2,000,000            09/27/89           09/01/99             8.80%



Interest on the Walnut Debentures is paid semi-annually, and principal is due at maturity. Payment of the Walnut Debentures is guaranteed by the SBA.
Walnut has been current in all of
its interest payments on the Walnut Debentures. Walnut repaid the $4 million Walnut debenture due at April 1, 1997, in accordance with its terms. Additionally, Walnut reduced its broker margin account by $1.74 million. The source of funds were primarily from the sale of HealthCare COMPARE Corp. securities. creating a realized capital gain of approximately $6 million in the first quarter.

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

         Effective as of June 30, 1995, the Company entered into a transaction with Windy City, Inc. ("WCI"), a related party, pursuant to which WCI subscribed to purchase 452,533 units valued at $2.25 per unit, each unit consisting of one share of Common Stock and one three-year common stock purchase warrant entitling the holder thereof to purchase one share of Common Stock at $3.00 per share. WCI made payment for said subscription by delivering to the Company 45,000 shares of Logic Devices Incorporated common stock (Nasdaq
- LOGC) and 500,000 shares of Consolidated Technology Group, Inc. common stock (Nasdaq - TGSI), having an aggregate market value of approximately $1,018,000 as of said date. Immediately thereafter, the Company contributed these securities to Walnut in order to satisfy Walnut's June 30, 1995 obligation pursuant to the SBA Agreement.

         As of June 30, 1995, Walnut had realized gains and increased paid-in capital by an amount in excess of $4,000,000 and had otherwise fully complied with the terms of the SBA Agreement. The SBA Agreement expired, by its terms, on that date.

         By letters dated November 9, 1995 and April 19, 1996, the SBA determined that it would not take any action with regard to the capital impairment issue under certain circumstances. Specifically, the SBA stated that the SBA "would refrain from any action (against Walnut) if: (1) the market value of (Walnut's) holdings of HealthCare COMPARE and GranCare in the aggregate exceeds by $10 million the total of all secured and unsecured third party debt, and (2) the balance in the Undistributed Net Realized Account does not become negative in an amount greater than $9,000,000." As of December 31, 1996, Walnut's holdings in HealthCare COMPARE Corp. And GranCare, Inc. in the aggregate exceeded the total of all secured and unsecured third party debt of approximately $12 million.

         As of March 31, 1997 Walnut realized gains of approximately $6 million, due primarily to the sale of some of its securities in HealthCare COMPARE Corp. This gain is taken into consideration in the calculation of the capital impairment. As such, Walnut is no longer in capital impairment as of March 31, 1997.

         The SBA has issued a finding that the Company has violated Section 107.903(b)(1) and (d) by financing an Associate and paying fees to an Associate. The Company has provided information to the SBA to show that such findings are inaccurate. Additionally, the SBA has issued a finding that the Company has violated Section 107.501(b)(1), (3), and (4) by not seeking prior approval of the SBA for management services provided by Associates. The Company believes that such findings are inaccurate and current SBA regulations no longer require prior approval in such circumstances.

         The last examination report issued to Walnut by the SBA is dated May 14, 1996 and covered the 14-month period ended February 28, 1995. To date, the SBA has not declared or threatened to declare a default with respect to any of its finding; however, there can be assurance that the SBA will be willing to further refrain from declaring an event of default under the SBA Act and it is likely that the SBA will continue to deem these issues to be open until fully resolved to the SBA's satisfaction, irrespective of any continuing discussions with respect thereto between the SBA and Walnut's management. If such a default were to be declared and Walnut failed to cure the same, the SBA would have the right to accelerate the maturity of the Walnut Debentures then outstanding. Another SBA examination covering the period from March 1, 1995 until February 28, 1997 was completed in April 1997. A written report is expected to be issued by the SBA in the near future. Management believes that any findings from this examination will not have a material affect on the Company or Walnut.

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

         Under the percentage-of-recovery agreements, NFS receives from a client a percentage of the amounts identified and/or recovered for the clients depending on the size and nature of each item. This method of doing business requires a significant initial investment in working capital. This working capital is needed primarily to compensate, on a bi-weekly basis, NFS's consultants who provide the services. The initial revenues generated by these consultants are from a specific pool of assets and are typically generated more than ninety days after commencing the project. As NFS expands its percentage-of-recovery business, its working capital requirements will increase commensurately. NFS has historically supported its working capital requirements through debt financing and cash flows from operations. Working capital of NFS was $140,000 at March 31, 1997.

         LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY. Through June 1995, the Company sold 1,015,625 shares of Common Stock in a private placement at an offering price of $2.00 per share. The proceeds of such private placement were used primarily to (i) repay indebtedness, (ii) pay accrued federal, state and city taxes, interest and penalties, and (iii) increase working capital.

         On August 31, 1995, the Company established a $4 million line of credit with American National Bank and Trust Company of Chicago (ANB). This credit line was replaced as of September 8, 1996 with a term loan of $2,850,000. This loan requires interest only payments of September 30, 1996 and December 31, 1996. A principal payment of $575,000 was made on March 31, 1997, with the balance due on June 30, 1997. The interest rate associated with this loan is ANB's base rate plus 2% (10.25% as of March 31, 1997). This loan is personally guaranteed by two Directors of the Company.

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

                                          WALNUT FINANCIAL SERVICES, INC.
                                          (Registrant)



Date: May 13, 1997                        /s/ Joel S. Kanter
                                          ------------------------------------
                                          Joel S. Kanter
                                          President (Chief Executive Officer)



Date: May 13, 1997                        /s/ Robert F. Mauer
                                          ------------------------------------
                                          Robert F. Mauer
                                          Treasurer (Chief Accounting Officer)