Form 10-Q
period 1997-06-30
WALNUT FINANCIAL SERVICES INC
filed 1997-08-14
CIK 942378

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q


(Mark One)

/X/              Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the quarterly period ended     June 30, 1997     or
                                                 --------------------

/ /              Transition report under Section 13 or 15(d) of the Exchange Act
                 For the transition period from                    to
                                                 ------------------   -----------------
                           Commission file number             0-26072
                                                  -------------------------------


             Walnut Financial Services, Inc.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                  Utah                                    87-0415597
-------------------------------------------------------------------------------
     (State or Other Jurisdiction of                   (I.R.S. Employer
     Incorporation or Organization)                   Identification No.)

     8000 Towers Crescent Drive, Suite 1070
     Vienna, Virginia                                      22182
-------------------------------------------------------------------------------
     (Address of Principal Executive Offices)            (Zip Code)

     (703) 448-3771
-------------------------------------------------------------------------------
     (Registrant's Telephone Number, Including Area Code)

          N/A
-------------------------------------------------------------------------------
     (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
   ----      ----


                      APPLICABLE ONLY TO CORPORATE ISSUERS
     As of July 31, 1997, according to the records of Corporate Stock Transfer, Inc., the registrant's transfer agent, the registrant had 14,659,172 shares of Common Stock issued and outstanding.

                Walnut Financial Services, Inc. and Subsidiaries
                               Index To Form 10-Q

                                 June 30, 1997


                                                                                     Page
                                                                                     Number
                             Part I - Financial Information

Item 1 - Financial Statements

Condensed Consolidated Balance Sheets at June 30, 1997 and December 31, 1996            3

Condensed Consolidated Statements of Operations for the six  months and three months
ended June 30, 1997 and 1996                                                            4

Condensed Consolidated Statements of Cash Flow for the six months ended
June 30, 1997 and 1996                                                                  5

Condensed Consolidated Statement of Changes in Stockholders' Equity for
the six months ended June 30, 1997                                                      6

Notes to Condensed Consolidated Financial Statements                                    7

Item 2 - Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                              10



                          Part II - Other Information

Item 1 - Legal Proceedings                                                             15

Item 6 - Exhibits Required by Item 601 and Reports on Form 8-K                         15

Signatures                                                                             16

                         PART 1 - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
                        WALNUT FINANCIAL SERVICES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                                                      June 30, 1997        December 31, 1996
                                                                                    -----------------      -----------------
ASSETS
 Portfolio securities:
  Marketable equity securities                                                       $     15,949,538        $     23,842,962
  Non-marketable securities                                                                 6,195,968               4,468,692
  Non-marketable debt securities                                                            1,315,201               1,512,081
                                                                                      ---------------        ----------------
    Total portfolio securities                                                             23,460,707              29,823,735
Current assets:
  Cash and cash equivalents                                                                 1,305,326                 840,225
  Accounts receivable (net of allowance)                                                      263,722                 420,612
  Interest receivable (net of allowance)                                                        3,981                  26,603
  Unbilled receivables                                                                        715,516                 770,754
  Other current assets                                                                        253,753                 208,078
                                                                                      ---------------        ----------------
    Total current assets                                                                    2,542,298               2,266,272
Fixed assets, net of accumulated depreciation                                                  47,116                  43,431
Long term assets                                                                              208,489                 208,489
Intangible assets                                                                              62,954                 856,548
                                                                                      ---------------        ----------------
    TOTAL ASSETS                                                                     $     26,321,564        $     33,198,475
                                                                                     ================       =================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Margin payable to brokers                                                          $      3,469,813        $      5,459,118
  Notes payable to banks and current portion of long term debt                              2,275,000               2,850,000
  Notes payable to other                                                                      890,056                 875,000
  Accounts payable, accrued expenses and other current liabilities                          1,035,605               1,119,785
  Current portion of long-term debt                                                         2,064,006               4,049,500
                                                                                      ---------------        ----------------
    Total current liabilities                                                               9,734,480              14,353,403
Long-term debt, net of current portion                                                      2,000,000               4,013,321
Non-current deferred tax liability                                                            305,667                  37,689
Deferred rent, net of amortization                                                             15,966                  19,651
                                                                                      ---------------        ----------------
    Total liabilities                                                                      12,056,113              18,424,064
Minority Interest                                                                             391,243                 386,750
Shareholders' equity:
  Preferred stock, no stated value, 1,000,000 shares authorized, no shares issued
  Common stock, $.01 stated value, 50,000,000 shares authorized, 14,616,687
  issued in 1997 and 14,616,687 issued in 1996                                                146,167                 146,167
  Additional paid in capital                                                               15,030,269              15,030,269
  Retained earnings                                                                        (1,302,228)               (788,775)
                                                                                      ---------------        ----------------
    Total shareholders' equity                                                             13,874,208              14,387,661
                                                                                      ---------------        ----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $     26,321,564        $     33,198,475
                                                                                     ================        ================

 Attention is directed to the accompanying notes to these financial statements

                        WALNUT FINANCIAL SERVICES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)





                                                         For the Six Months Ended                 For the Three Months Ended
                                                  -------------------------------------        -----------------------------------
                                                    June 30, 1997         June 30, 1996        June 30, 1997         June 30, 1996
                                                    -------------         -------------        -------------         -------------
Revenue:
  Recovery services                                  $   365,694           $   535,285         $   225,693           $    315,890
  Operational support                                    232,800               332,749              33,501                113,582
  Investment and other income                             54,564                31,882              16,852                 26,244
                                                     -----------           -----------          ----------            -----------
                                                         653,058               899,916             276,046                455,716
                                                     -----------           -----------          ----------            -----------
Costs and Expenses:
  Cost of services                                       732,701               858,960             346,738                663,410
  General and administrative                           1,482,995               853,174           1,124,300                440,386
                                                     -----------           -----------          ----------            -----------
                                                       2,215,696             1,712,134           1,471,038                904,819
                                                     -----------           -----------          ----------            -----------
Operating loss                                        (1,562,638)           (1,733,387)         (1,194,992)              (449,103)
Interest and other financial costs                       652,313               693,706             289,938                439,231
                                                     -----------           -----------          ----------            -----------
                                                      (2,214,951)           (2,427,093)         (1,484,930)              (888,334)
Minority Interest                                        (33,970)                    0             (27,352)                     0
                                                     -----------           -----------          ----------            -----------
Loss before taxes and realized and
  unrealized gain and loss                            (2,248,921)           (2,427,093)         (1,512,282)              (888,334)
Income tax benefit                                       539,502               693,706             253,608                356,915
Realized gain/(loss) on sale of
  securities, net of tax                               4,188,177               788,375             662,120                345,443
                                                     -----------           -----------          ----------            -----------
Gain/(loss) before unrealized loss                     2,478,758              (251,306)           (596,554)              (185,976)
Unrealized gain on investments, net of tax            (2,992,210)            1,530,621           1,118,532               (158,882)
                                                     -----------           -----------          ----------            -----------
Net income/(loss)                                    $  (513,453)          $ 1,279,315          $  521,978            $  (344,858)
                                                     ===========           ===========          ==========            ===========
Income/(loss) per share                              $     (0.04)          $      0.09          $     0.04                 $ 0.02
                                                     -----------           -----------          ----------            -----------
Weighted average shares outstanding                   14,616,687            14,298,173          14,638,512             13,930,554
                                                     -----------           -----------          ----------            -----------



 Attention is directed to the accompanying notes to these financial statements

                        WALNUT FINANCIAL SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)



                                                                        For the Six Months ended June 30,
                                                                   ----------------------------------------
                                                                         1997                    1996
                                                                    --------------          ---------------
Operating activities:
  Net increase/(decrease) in net assets resulting from operations     $  (513,453)              $ 1,279,315

Adjustments to reconcile net income/(loss) to net cash
  provided by (used in) operating activities:
  Depreciation/amortization                                                86,563                    73,438
  Net unrealized depreciation/(appreciation)                            4,987,016                (2,551,036)
  Realized gains                                                       (6,980,295)               (1,358,106)
  Other                                                                         0                         0
  Write off of NFS Goodwill                                               800,000                         0

Changes in operating assets and liabilities                               131,665                 1,003,651
                                                                    -------------                -----------
    Net cash (used in) operating activities                            (1,488,504)               (1,552,740)
                                                                    -------------                -----------
Investing activities:

  Additions to property and equipment                                      (5,250)                   (5,087)
  Purchases of investments                                               (514,975)                 (334,811)
  Proceeds from sale of investments                                     9,021,894                 3,436,676
  Cash acquired at UPLP                                                         0                   575,740
                                                                    -------------                -----------
Net cash provided by investing activities                               8,501,669                 3,672,518
                                                                    -------------                -----------
Financing activities:

  Net proceeds from sale of common stock                                         0                    35,000
  Borrowings/(repayments) of short term debt                            (4,558,759)                 (844,800)
  Increase/(decrease) in margin accounts                                (1,989,305)                 (352,024)
                                                                      -------------               -----------
Net cash (used in) financing activities                                 (6,548,064)                 (457,776)
                                                                      -------------               -----------
  Net increase/(decrease) in cash and cash equivalents                      465,101                 1,662,002

  Cash and cash equivalents, at the beginning of the year                   840,225                   396,440
                                                                      -------------                ----------
  Cash and cash equivalents at the end of the period                      1,305,326                 2,058,442
                                                                      =============            ==============
Supplemental Information:

Cash paid for interest                                               $      490,432            $      865,870
                                                                     ==============            ==============


 Attention is directed to the accompanying notes to these financial statements

                        WALNUT FINANCIAL SERVICES, INC.

      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)






                                Common Stock
                              ------------------
                                                   Additional
                                        Par Value    Paid In        Retained
                              Shares    at $0.01     Capital        Earnings         Total
                           -----------  ---------  -----------  -----------------  ----------
Balance, December 31, 1996  14,616,687   $146,167  $15,030,269       $  (788,775)  $14,387,661
Net income/(loss)                                                       (513,453)     (513,453)
                            ----------   --------  -----------       -----------   -----------
Balance, June 30, 1997      14,616,687   $146,167  $15,030,269       $(1,302,228)  $13,874,208
                            ==========   ========  ===========       ===========   ===========

 Attention is directed to the accompanying notes to these financial statements

                        WALNUT FINANCIAL SERVICES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. BASIS OF PREPARATION.

     The accompanying consolidated financial statements as of June 30, 1997 and June 30, 1996, and for the three and six months ended June 30, 1997 and June 30, 1996, are unaudited; however, in the opinion of the management of Walnut Financial Services, Inc., a Utah corporation (the "Company"), such statements include all adjustments (consisting of normal recurring accruals) necessary to present a fair statement of the information presented therein. The balance sheet at December 31, 1996 was derived from the audited financial statements at such date.

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

2. ORGANIZATION.

     The Company currently has three primary business focuses: (i) investing in start-up and early stage development companies, (ii) operating an investment vehicle that specializes in bridge financing to small to medium sized companies, and (iii) providing diversified consulting and asset recovery services (recovery of financial assets, e.g., cash and securities, which had not been accounted for by its clients) to securities firms, banks and others. The Company engages in the investment business through its wholly-owned subsidiary, Walnut Capital Corp., a Delaware corporation ("Walnut"). Walnut was formed for the purpose of operating as a Small Business Investment Company (a "SBIC") under the Small Business Investment Act of 1958 (as amended, the "SBIA"), and is subject to regulations promulgated by the Small Business Administration (the "SBA") pursuant to the provisions of the SBIA. The Company pursues its bridge financings through its wholly-owned subsidiary, Universal Bridge Funds, Inc., a Delaware corporation ("Universal Bridge"). Universal Bridge owns 50% of the outstanding general partnership interests and approximately 83% of the limited partnership interests of Universal Partners, L.P., an Illinois limited partnership ("UPLP"). The Company engages in the consulting and asset recovery business through its wholly-owned subsidiary, NFS Services, Inc., a New York corporation ("NFS"), and NFS' wholly-owned subsidiaries: (i) Asset Recovery Services, Inc., a New York corporation ("ARS"), and (ii) NFS Collection Services, Inc., a New York corporation

("NFS Collection"). NFS conducts its operations both directly and through its subsidiaries. The Company also has other subsidiaries the operations of which are currently immaterial to the Company's results on a consolidated basis.

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

     ACQUISITION OF UPLP. On June 17, 1996, the Company issued 801,974 shares of Common Stock, together with five-year warrants to purchase an additional 697,391 shares of Common Stock at an exercise price of $3.00, in connection with Universal Bridge's purchase of approximately 83% of the limited partnership interests and 50% of the general partnership interests of UPLP. Universal Bridge's purchase of interests in UPLP has been accounted for as a purchase according to Accounting Principles Board Opinion 16. The investment assets of UPLP at the time of acquisition were $1,251,000, net debt securities were $423,000, total assets were $2,226,000 and liabilities were $75,000. UPLP's activities are consolidated in the Company's results from the date of acquisition.

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

4.   SECURITIES.


     Securities as of June 30, 1997 consisted of the following:




                                        Market/Fair Value          Cost
                                        -----------------      -----------
Equity:
                  Biotechnology               $   473,955      $   640,566
                  Communications                1,033,593        2,945,712
                  Environmental                   205,546           75,848
                  Health care                  15,211,200        5,284,341
                  High technology               1,816,864        2,909,457
                  Other                         3,404,348        2,835,177
                                              -----------      -----------
                    Total equity              $22,145,506      $14,691,101
                                              -----------      -----------
Debt:
                  Environmental               $    93,465      $   400,590
                  Health care                     175,000          180,460
                  Other                           309,000          510,000
                  Services                        737,736        1,012,892
                                              -----------      -----------
                    Total debt                  1,315,201        2,103,942
                                              -----------      -----------
Total Securities                              $23,460,707      $16,795,043
                                              ===========      ===========

5. RELATED PARTY TRANSACTIONS.

     The Company and its subsidiaries retain a law firm at which a Company officer is of counsel. Payments of $114,400 were paid to such firm by the Company for reimbursement of expenses and legal services incurred during the six months ended June 30, 1997. Such expenses and fees were incurred in connection with normal business activities.

     In April, 1997, Walnut received an unsecured loan from a related party in the amount of $400,000. The loan bears interest which is payable upon maturity, at a rate of 9.5% per annum, matures on August 30, 1997, and is reflected in Notes Payable to Other on the balance sheet.

     The Company has a $2,275,000 loan outstanding to a third party institutional lender. Such line of credit matures on August 31, 1997 and repayment is guaranteed by two Directors of the Company.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS FOR THE FISCAL THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996.

     RESULTS OF COMPANY AND WALNUT OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996. The Company and Walnut had aggregate realized gains of $4,138,700, net of tax, for the six-month period ended June 30, 1997, compared to a realized gain of $788,000, net of tax, for the same period in 1996. Both the 1997 and 1996 gains were primarily attributable to sales of securities of HealthCare COMPARE Corp.; however, during the six-month period ended June 30, 1997, Walnut sold more shares of HealthCare COMPARE Corp. than for the prior period in order to repay certain debentures issued by Walnut to an affiliate of the SBA (the "Walnut Debentures") which matured in April 1997. Realized gains for the quarter ended June 30, 1997 were $692,100, net of tax, compared to $345,000 for the same period in 1996.

     Aggregate unrealized losses for the Company and Walnut for the six-month period ended June 30, 1997 were $2,984,000, net of tax. This compares with unrealized gains of $1,535,000, net of tax, for same period in 1996. The losses in 1997 resulted primarily from a decrease in portfolio company share values, primarily health care companies. The gains in 1996 resulted primarily from an increase in the value of various health care portfolio shares, most notably HealthCare COMPARE Corp. For the quarter ended June 30, 1997, unrealized gains were $1,126,500, net of taxes, compared to unrealized losses of $154,000, net of taxes, for the same period last year. The increase for the quarter is primarily attributable to the increase in value of the Company's portfolio, primarily the health care companies.

     Aggregate interest expense decreased at Walnut and the Company by $222,000 to $607,000 for the six-month period ended June 30, 1997. This compares to interest expense of $829,000 for the same period in 1996. Interest expense consists of two major components: (i) interest paid to the SBA with respect to the Walnut Debentures and (ii) interest paid on margin accounts and bank lines. For the quarter ended June 30, 1997 interest expense for Walnut and the Company was $247,000 compared to $394,000 for the same period in 1996. The reduction in interest expense in 1997 is attributable to reduced bank debt and margin payable to brokers and the repayment of $4,000,000 of the Walnut Debentures in April 1997.

     Aggregate general and administrative expenses at Walnut and the Company declined by $158,000 to $567,000 for the six-month period ended June 30, 1997. Such expenses at Walnut decreased $88,000 to $248,900. Such expenses at the Company were $318,000 for the period ended June 30, 1997, compared to $389,000 for the same period in 1996. The decrease in expenses at both Walnut and the Company were due to lower personnel costs. Additionally the Company recorded an expense of $800,000 to reflect a re-evaluation of the book value of NFS. This re-evaluation occurred due to a contemplated sale to management of 100% of the stock of NFS. Upon such sale, an agency relationship between the Company and NFS will be established with respect to the consulting business of NFS, whereby the Company will be entitled to a significant portion of the gross margin generated by such consulting business. This newly developed agency relationship results in a change from the Company's and NFS's prior structure. The Company will retain the rights to this consulting business under the new proposed structure.

     For the six-month period ended June 30, 1997, consolidated net loss for the Company was $513,400 compared with a profit of $1,279,000 for the same period in 1996. Such net loss resulted from lower net income at the Company's subsidiaries. For the three-month period ended June 30, 1997, consolidated net income for the Company was $522,000, compared with a loss of $345,000 for the same period in 1996. The favorable results for the 1997 period were due to higher subsidiary net income primarily at Walnut.

     As of June 30, 1997, Walnut had outstanding a promissory note to a third party representing principal owed of $494,000. The note was issued in connection with an acquisition by Walnut of a limited partnership interest in Knox Liquidating Partnership, L.P., which, in turn, has an ownership interest in a catalog company known as Foster & Gallagher, Inc. Such note accrues interest at 8% per annum. As of January 31, 1997, $381,000 of the principal had been repaid. The remaining principal of $494,000 is due on July 31, 1997.

     RESULTS OF NFS OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996. During the six months ended June 30, 1997, revenue for NFS was $601,500. Revenue for such period was derived from operational support ($232,800), recovery services ($365,700) and other ($3,000). During the six months ended June 30, 1996, revenue for NFS was $874,000. Revenue for such period was derived from operational support ($535,000), recovery services ($333,000) and other ($6,000). The reductions in revenue for both the six-month period and the three-month period were due to lower sales activity at NFS.

     During the three months ended June 30, 1997, revenue for NFS was $259,600. Revenue for such period was derived from operational support ($33,500), recovery services ($225,700) and other ($400). During the three months ended June 30, 1996, revenue for NFS was $433,000, derived from operational support ($316,000), recovery services ($114,000) and other ($3,000). The reductions in revenue for both the six-month period and the three-month period was due to lower sales activity at NFS.

     For the six months ended June 30, 1997, 75% of the revenue from operational support came from two clients: Chase ($119,500 or 51%) and Radix Systems ($55,200 or 24%). For the same six-month period, 68% of revenue from recovery services came from two clients: DBL Liquidating Trust ($191,000 or 52%) and Chemical/Chase Bank ($56,900 or 16%). For the six months ended June 30, 1996, 91% of the revenue from operational support came from three clients:
Citibank N.A. ($188,000 or 35%), Key Investments ($142,000 or 27%) and Chase Manhattan ($155,000, or 29%). For the same six-month period, 40% of revenue from recovery services came from two clients: DBL Liquidating Trust ($90,000 or 27%) and Merrill Lynch ($42,000 or 13%).

     For the three months ended June 30, 1997, 90% of the revenue from operational support came from one client, Radix Systems ($30,200). For the same three-month period, 96% of revenue from recovery services came from two clients: DBL Liquidating Trust ($77,000 or 68%) and Chemical/Chase Bank ($33,000 or 28%). For the three months ended June 30, 1996, 65% of the revenue from operational support came from three clients: Citibank N.A. ($56,000 or 18%), Key Investments ($67,000 or 21%) and Chase Manhattan ($82,000 or 26%). For the same three month period, 37% of revenue from recovery services came from one client: Merrill Lynch ($42,000).

     For the six months ended June 30, 1997, cost of services was $732,700 or 122% of revenues. General and administrative expenses were $60,000. For the six months ended June 30, 1996, cost of services was $859,000 or 98% of revenues. General and administrative expenses for such period were $125,000. For the three months ended June 30, 1997, cost of services was $346,700 or 134% of revenues. General and administrative expenses for that period were $36,000. For the three months ended June 30, 1996, cost of services were $464,000 or 107% of revenues, and general and administrative expenses for the period were $37,000. The increases in the cost of services relative to the percentage of revenues for both the six-month period and the three-month period were due to decreases in revenues with a stable amount of fixed costs.

LIQUIDITY AND CAPITAL RESOURCES.

     LIQUIDITY AND CAPITAL RESOURCES OF WALNUT. As part of the SBIC program, Walnut has, from time to time, issued $12 million of debentures to an affiliate of the SBA. On September 1, 1995, debentures in the principal amount of $4 million were repaid, and on April 1, 1997, debentures in the amount of $4 million were repaid. Walnut Debentures in the principal amount of $4 million were outstanding as of June 30, 1997. The amounts, maturities and interest rates of such Walnut Debentures are set forth below:


Principal Balance  Date Issued  Maturity  Interest Rate
    2,000,000       06/08/88    06/01/98      9.80%
    2,000,000       09/27/89    09/01/99      8.80%

Interest on the Walnut Debentures is paid semi-annually, and principal is due at maturity. Payment of the Walnut Debentures is guaranteed by the SBA. Walnut has been current in all of its interest payments on the Walnut Debentures. Walnut repaid Walnut Debentures in the amount of $4,000,000 due at April 1, 1997, in accordance with its terms. Additionally, Walnut reduced its broker margin account by $1.99 million to $3.47 million. The source of funds was primarily the sale of HealthCare COMPARE Corp. securities, creating a realized capital gain, pre-tax, of approximately $6 million in the first quarter. Currently management anticipates selling a portion of its portfolio securities in order to repay the $2 million Walnut Debentures due June 1998.

     The Walnut Debentures prohibit the distribution of earnings or other assets of Walnut to the Company, except for distributions made out of undistributed realized earnings computed in accordance with SBA regulations. For so long as any indebtedness under the Walnut Debentures remains outstanding, Walnut is prohibited from repurchasing or converting any of its equity (but not debt) securities or paying dividends (including dividends to the Company) without the consent of the SBA. In addition, Walnut is prohibited from incurring any secured indebtedness, except for the $5,765,000 of secured indebtedness that was outstanding at April 8, 1994. There are no limitations on the amount of unsecured indebtedness Walnut can incur. The Walnut Debentures cannot be prepaid without payment of a prepayment penalty related to the time of such prepayment.

     The SBA has issued a finding that the Company has violated Section 107.903(b)(1) and (d) and Part 13 of the Code of Federal Regulations ("CFR") by financing an Associate (as defined in 13 CFR Section 121.103) and paying fees to an Associate. The Company has provided information to the SBA to show that such findings are inaccurate. Additionally, the SBA has issued a finding that the Company has violated 13 CFR Section 107.501(b)(1), (3), and (4) by not seeking prior approval of the SBA for management services provided by Associates. The Company believes that such findings are inaccurate and current SBA regulations no longer require prior approval in such circumstances.

     The last examination report issued to Walnut by the SBA is dated May 14, 1996 and covered the 14-month period ended February 28, 1995. To date, the SBA has not declared or threatened to declare a default with respect to any of its findings; however, there can be no assurance that the SBA will be willing to further refrain from declaring an event of default under the SBIA and it is likely that the SBA will continue to deem these issues to be open until fully resolved to the SBA's satisfaction, irrespective of any continuing discussions with respect thereto between the SBA and Walnut's management. If such a default were to be declared and Walnut failed to cure the same, the SBA would have the right to accelerate the maturity of the Walnut Debentures then outstanding. Another SBA examination covering the period from March 1, 1995 until February 28, 1997 was completed in April 1997. A written report is expected to be issued by the SBA in the near future. Management believes that the SBA's findings, if any, from this examination will not have a material affect on Walnut or the Company as a whole.

     In April 1997, Walnut received an unsecured loan from a related party in the amount of $400,000. The loan bears interest, which is payable upon maturity, at a rate of 9.5% per annum and matures on August 30, 1997. Management anticipates selling some of its portfolio securities in order to repay this loan upon maturity.

     LIQUIDITY AND CAPITAL RESOURCES OF NFS. NFS derives its revenues from consulting and financial asset recovery services. These services involve the research and analysis of books, records and transaction documents of financial institutions for the purpose of locating and recovering uncollected or wrongfully delivered financial assets, many of which have been improperly accounted for and written off. Historically, NFS has been compensated for its consulting services and financial asset recovery services by the reimbursement of the actual costs incurred plus a premium ("cost-plus method"). Over the past three years, NFS has negotiated, where possible, arrangements whereby NFS absorbs the costs of providing the financial asset recovery services, and receives a percentage of any recoveries obtained through its efforts ("percentage-of-recovery" method).

     Under the percentage-of-recovery agreements, NFS receives from a client a percentage of the amounts identified and/or recovered for the clients depending on the size and nature of each item. This method of doing business requires a significant initial investment in working capital. This working capital is needed primarily to compensate, on a bi-weekly basis, NFS's consultants who provide the services. The initial revenues generated by these consultants are from a specific pool of assets and are typically generated more than ninety days after commencing the project. As NFS expands its percentage-of-recovery business, its working capital requirements will increase commensurately. NFS has historically supported its working capital requirements through debt financing and cash flows from operations. Working capital of NFS was $44,500 at June 30, 1997.

     LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY. On August 31, 1995, the Company established a $4 million line of credit with American National Bank and Trust Company of Chicago ("ANB"). This credit line was replaced as of September 8, 1996 with a term loan of $2,850,000. This loan requires interest only payments of September 30, 1996 and December 31, 1996. A principal payment of $575,000 was made on March 31, 1997, with the balance due on August 31, 1997. The interest rate associated with this loan is ANB's base rate plus 2% (10.25% as of June 30, 1997). This loan is personally guaranteed by two
Directors of the Company.   Management anticipates that the maturity date of
this loan will be extended for a period of at least six months.

     The Company is currently in the process of negotiating for the acquisition of additional operating business which may affect the Company's liquidity.

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

                                  WALNUT FINANCIAL SERVICES, INC.
                                  (Registrant)




   Date:  August 13, 1997         /s/ Joel S. Kanter
                                  -----------------------------------
                                  Joel S. Kanter
                                  President (Chief Executive Officer)



   Date:  August 13, 1997         /s/ Robert F. Mauer
                                  -----------------------------------
                                  Robert F. Mauer
                                  Treasurer (Chief Accounting Officer)