Form 10-Q
period 1997-09-30
WALNUT FINANCIAL SERVICES INC
filed 1997-11-17
CIK 942378

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q


    (Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934
         For the quarterly period ended  September 30, 1997  or
                                         ------------------


[ ] Transition report under Section 13 or 15(d) of the Exchange Act
    For the transition period from              to
                                   ------------    -------------

           Commission file number  0-26072 and 814-00157
                                   -------     ---------

                       Walnut Financial Services, Inc.
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

                   Utah                                   87-0415597
------------------------------------------  ------------------------------------
     (State or Other Jurisdiction of                   (I.R.S. Employer
      Incorporation or Organization)                 Identification No.)

  8000 Towers Crescent Drive, Suite 1070
  Vienna, Virginia                                        22182
------------------------------------------  ------------------------------------
  (Address of Principal Executive Offices)              (Zip Code)

                                (703) 448-3771
--------------------------------------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)

                                     N/A
--------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No
    ---    ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS

     As of November 13, 1997, the registrant had 14,616,687 shares of Common Stock issued and outstanding.

               WALNUT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-Q

                              SEPTEMBER 30, 1997

                                                                                  Page Number
                                                                                  -----------
                        Part I - Financial Information

Item 1 - Financial Statements

Consolidated Statements of Assets and Liabilities for the nine months and
twelve months as of September 30, 1997 and December 31, 1996                            3

Investments in Securities for the nine months as of September 30, 1997                  4

Consolidated Statements of Operations for the nine months ended September 30,
1997 and 1996 and three months ended September 30, 1997 and September 30, 1996          6

Consolidated Statement of Changes in Net Assets for the nine months ended
September 30, 1997 and 1996                                                             7

Consolidated Statement of Cash Flows for the nine months ended September 30, 1997
and 1996                                                                                8

Notes to Condensed Consolidated Financial Statements                                    9

Item 2 - Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                              11

                         Part II - Other Information

Item 1 - Legal Proceedings                                                             16

Item 6 - Exhibits Required by Item 601 and Reports on Form 8-K                         16

Signatures                                                                             17

                        PART 1 - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

                       WALNUT FINANCIAL SERVICES, INC.
              CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
                                 (UNAUDITED)

                                                                                     SEPTEMBER 30, 1997        DECEMBER 31, 1996*
                                                                                    --------------------      --------------------
Assets:
Investments at Market or Fair Value:
 Marketable equity securities   (cost: 1997 - $ 7,974,000; 1996 - $ 10,108,000)         $ 15,317,000              $ 22,903,000
 Non-marketable equity securities (cost: 1997 - $ 11,109,000; 1996 - $12,930,000)          8,420,000                 7,094,000
 Non-marketable debt securities (cost: 1997 - $ 1,330,000; 1996 - $ 2,168,000)               797,000                 1,647,000
                                                                                        --------------------------------------
  Total investments                                                                       24,534,000                31,644,000
Cash and cash equivalents                                                                    444,000                   350,000
Other assets                                                                                 366,000                   353,000
Fixed assets, net of accumulated depreciation                                                 10,000                     6,000
                                                                                        --------------------------------------
   Total assets                                                                           25,354,000                32,353,000

Liabilities:
 Margin payable to brokers                                                                 2,132,000                 5,459,000
 Notes payable to banks                                                                    2,275,000                 3,725,000
 Notes payable to other                                                                      400,000
 Accounts payable, accrued expenses and other current liabilities                            641,000                   624,000
 Debentures payable                                                                        4,000,000                 8,000,000
 Deferred tax liability                                                                    1,014,000                   158,000
                                                                                        --------------------------------------
  Net assets                                                                            $ 14,892,000              $ 14,387,000
                                                                                        ======================================
Net Assets:
Preferred stock, no stated value, 1,000,000 shares authorized, no shares issued
Common stock, $.01 stated value, 50,000,000 shares authorized, 14,616,687 issued
and outstanding                                                                         $    146,000              $    146,000
Additional paid in capital                                                                15,030,000                15,030,000
Accumulated:
 Net investment (loss)                                                                   (12,027,000)              (11,020,000)
 Net realized gain on investments                                                         11,529,000                 6,622,000
 Net unrealized (depreciation) appreciation of investments                                   214,000                 3,609,000
                                                                                        --------------------------------------
  Net assets applicable to outstanding common shares
  (equivalent to $1.02 per share at September 30, 1997 and
  $0.98 per share at December 31, 1996 based on 14,616,687
  outstanding common shares.)                                                           $ 14,892,000              $ 14,387,000
                                                                                        ======================================


---------------------
*  Restated to conform to current period presentation.

Attention is directed to the accompanying notes to these financial statements

                        WALNUT FINANCIAL SERVICES, INC.
                           INVESTMENTS IN SECURITIES
                               SEPTEMBER 30, 1997
                                  (UNAUDITED)


                                            SHARES           VALUE
                                            -------        ----------
Common and Preferred Stocks - 80%
 Healthcare - 66%
  American Psych Systems                    122,950       $   150,000
  Grancare, Inc.                            200,000         2,471,000
  Greystone Medical                         200,000           100,000
  HealthCare Compare, Corp.                 150,000         9,526,000
  I-Flow Corp.                              300,000         1,469,000
  Ivonyx Group Services, Inc.               100,000           100,000
  Med Images                                172,872           379,000
  Mental Health Management                   82,455           112,000
  Rainbow Medical                            25,000            50,000
  Vitalink                                   90,600         1,927,000
                                                          -----------
                                                           16,284,000
                                                          -----------
 High technology - 6%
  NHancement Technology                      16,185            57,000
  Consolidated Technology                   475,000            80,000
  Logic Devices                              45,000           144,000
  Thermo Information                         10,000            90,000
  Wickham & Co.                             250,969         1,034,000
                                                          -----------
                                                            1,405,000
                                                          -----------
 Communications - 5%
  Site Based Media, Inc.                    321,108            19,000
  Trans Global Services, Inc.                62,003           286,000
  Vision III Imaging                         10,585           847,000
                                                          -----------
                                                            1,152,000
                                                          -----------
 Biotechnology - 1%
  Cell Therapeutics, Inc.                     2,857            41,000
  Metatech Corp.                             14,817                --
  Optiva Corp                                10,000            63,000
  Osteoimplant                               80,000            96,000
  Titan Pharmaceuticals                      24,411           102,000
  VaxGen                                     20,000            70,000
                                                          -----------
                                                              372,000
                                                          -----------
 Environmental - 0%
  Inorganic Recycling                        10,000                --
                                                          -----------
                                                                   --
                                                          -----------
 Other - 2%
  Linters                                    42,784            75,000
  SoftKat, Inc.                             155,309            40,000
  VINnet, Inc.                               25,000           305,000
                                                          -----------
                                                              420,000
                                                          -----------
   Total common and preferred stocks (cost
     $15,115,000)                                          19,633,000
                                                          -----------

              WALNUT FINANCIAL SERVICES, INC.
                 INVESTMENTS IN SECURITIES
                     SEPTEMBER 30, 1997
                        (UNAUDITED)
                        (CONTINUED)


 Partnership interests - 17%
  Universal Partners, L.P. (majority-owned
  subsidiary)                                      2,010,000
  Knox Liquidating L.P.                            2,094,000
                                                 -----------
   Total partnership interests (cost
   $3,968,000)                                     4,104,000
                                                 -----------
 Debt securities - 3%
  Clean America Corp.                                     --
  Knox International                                 200,000
  Metatech Corp.                                          --
  Mid-America Waste Technology                            --
  TCOM Systems                                       414,000
  SoftKat, Inc.                                      160,000
  VINnet                                              23,000
                                                 -----------
   Total debt securities (cost $1,330,000)           797,000
                                                 -----------
   Total - 100% (cost $20,413,000)               $24,534,000
                                                 ===========

 Attention is directed to the accompanying notes to these financial statements

                        WALNUT FINANCIAL SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                      FOR THE NINE MONTHS ENDED                    FOR THE THREE MONTHS ENDED
                                                  ------------------------------------------------------------------------------
                                                    SEPTEMBER 30,      SEPTEMBER 30,            SEPTEMBER 30,      SEPTEMBER 30,
                                                       1997                1996*                     1997              1996*
                                                  ------------------------------------------------------------------------------
Investment income:
Interest income                                        38,000               40,000                   2,000                16,000
Dividend income                                        19,000               13,000                                         3,000
                                                  ------------------------------------------------------------------------------
Total income                                           57,000               53,000                   2,000                19,000
                                                  ------------------------------------------------------------------------------
Expenses:
Interest expense                                      857,000            1,184,000                 250,000               354,000
General and administrative                            877,000            1,151,000                 385,000               426,000
                                                  ------------------------------------------------------------------------------
  Total expenses                                    1,734,000            2,335,000                 635,000               780,000
                                                  ------------------------------------------------------------------------------
Net investment (loss) before
income tax                                         (1,677,000)          (2,282,000)               (633,000)             (761,000)
Income tax benefit                                    671,000              913,000                 253,000               304,000
                                                  ------------------------------------------------------------------------------
Net investment (loss)                              (1,006,000)          (1,369,000)               (380,000)             (457,000)
                                                  ------------------------------------------------------------------------------
Realized and unrealized gains on investments:
 Realized gains from sales of
 investments before income tax                      4,642,000            1,839,000              (2,257,000)              525,000
 Income tax (provision) benefit                    (1,857,000)            (735,000)                903,000              (210,000)
                                                   ------------------------------------------------------------------------------
 Net realized gains from sale of
 investments                                        2,785,000            1,104,000              (1,354,000)              315,000
 Unrealized appreciation (depreciation)
 on investments before tax                         (1,558,000)           1,102,000               4,577,000            (1,326,000)
 Income tax (provision) benefit                       284,000             (474,000)             (1,825,000)              552,000
                                                  ------------------------------------------------------------------------------
 Net unrealized appreciation
 (depreciation) on investments                     (1,274,000)             628,000               2,752,000              (774,000)
                                                  ------------------------------------------------------------------------------
 Net realized and unrealized gains (losses) on
 investments                                        1,511,000            1,732,000               1,398,000              (459,000)
                                                  ------------------------------------------------------------------------------
  Net increase (decrease) in net assets resulting
  from operations                                  $  505,000           $  363,000             $ 1,018,000            $ (916,000)
                                                  ==============================================================================
  Income (loss) per share                          $     0.03           $     0.03             $      0.07            $    (0.06)
                                                  ------------------------------------------------------------------------------
  Weighted average shares outstanding              14,616,687           14,465,522              14,616,687            14,616,687
                                                  ------------------------------------------------------------------------------


---------------------
*  Restated to conform to current period presentation.

Attention is directed to the accompanying notes to these financial statements

                        WALNUT FINANCIAL SERVICES, INC.
                CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
                                  (UNAUDITED)


                                                                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                                   ---------------------------------------
                                                                                       1997                       1996*
                                                                                   ---------------------------------------
Increase in net assets resulting from operations:
 Net investment income (loss)                                                      $(1,346,000)                $(1,401,000)
 Net realized gains (losses) on investments                                          2,785,000                   1,103,000
 Net unrealized appreciation (depreciation) on investments                            (934,000)                    661,000
                                                                                   ---------------------------------------
 Net increase (decrease) in net assets resulting from operations                       505,000                     363,000
Capital share transactions:
 Issuance of common stock for legal fees                                                     0                      35,000
 Issuance of common stock for Universal Partners acquisition                                 0                   1,793,000
                                                                                   ---------------------------------------
Total increase                                                                         505,000                   2,191,000
Net assets at beginning of period:                                                  14,387,000                  15,399,000
                                                                                   ---------------------------------------
Net assets at end of period                                                        $14,892,000                 $17,590,000
                                                                                   =======================================

-------------------
*  Restated to conform to current period presentation.

Attention is directed to the accompanying notes to these financial statements

                        WALNUT FINANCIAL SERVICES, INC.
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                       ------------------------
                                                          1997         1996*
                                                       ----------   -----------
Cash flows from operating activities:
 Net increase in net assets resulting from operations     505,000       363,000
 Adjustments to reconcile net increase in net assets
 resulting from operations to net cash provided by
 operating activities:
  Net unrealized depreciation of investments            1,558,000    (1,102,000)
  Net realized gain on investments                     (4,642,000)   (1,839,000)
  Change in net deferred tax liability                    856,000       296,000
  Change in assets and liabilities:
   Other assets                                           (17,000)      (50,000)
   Other liabilities                                       17,000       358,000
                                                       ----------   -----------
    Net cash used in operating activities              (1,723,000)   (1,974,000)
                                                       ----------   -----------
Cash flows from investing activities:
 Purchases of common stock, healthcare                   (220,000)     (234,000)
 Purchases of common stock, high tech                     (50,000)            0
 Purchases of common stock, other                        (165,000)      (40,000)
 Purchase of general partnership interest                 (75,000)            0
 Purchase of debt securities, wholly-owned subsidiary           0      (641,000)
 Purchase of debt securities, other                             0      (210,000)
 Proceeds from sale of common stock, healthcare         8,945,000     4,411,000
 Proceeds from sale of common stock, high tech              2,000        22,000
 Proceeds from sale of common stock, other                943,000             0
 Collection of wholly-owned subsidiary note               749,000             0
 Collections from debt securities                          65,000             0
                                                       ----------   -----------
   Net cash provided by investing activities           10,194,000     3,308,000
                                                       ----------   -----------
Cash flows from financing activities:
 Borrowings (repayments) of short term debt            (1,050,000)   (1,434,000)
 Increase (decrease) in margin accounts                (3,327,000)      266,000
 Repayments of long-term debt                          (4,000,000)            0
                                                       ----------   -----------
   Net cash used in financing activities               (8,377,000)   (1,168,000)
                                                       ----------   -----------
Net increase (decrease) in cash and cash equivalents       94,000       166,000
Cash and cash equivalents, beginning                      350,000       375,000
                                                       ----------   -----------
Cash and cash equivalents, end                         $  444,000   $   541,000
                                                       ==========   ===========
Supplemental Information:
Cash paid for interest                                 $  599,000   $ 1,088,000
                                                       ==========   ===========
Issuance of common stock for legal fees                $       --   $    35,000
                                                       ==========   ===========
Issuance of common stock and warrants for partnership
  interest                                             $       --   $ 1,793,000
                                                       ==========   ===========

---------------
*  Restated to conform to current period presentation.

Attention is directed to the accompanying notes to these financial statements

                        WALNUT FINANCIAL SERVICES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PREPARATION

     The accompanying consolidated financial statements as of September 30, 1997, and for the three and nine months ended September 30, 1997 and September 30, 1996, are unaudited; however, in the opinion of the management of Walnut Financial Services, Inc., a Utah corporation (the "Company"), such statements include all adjustments (consisting of normal recurring accruals) necessary to present a fair statement of the information presented therein.

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

2.   ORGANIZATION.

     Since October 15, 1997, the Company has operated as a business development company ("BDC"), as described in the Investment Company Act of 1940, as amended (the "1940 Act"), and has two primary business focuses: (i) investing in start-up and early stage development companies and (ii) operating an investment vehicle that specializes in bridge financing to small to medium sized companies. The Company engages in the investment business through its wholly-owned subsidiary, Walnut Capital Corp., a Delaware corporation ("Walnut"). Walnut was formed for the purpose of operating as a Small Business Investment Company (a "SBIC") under the Small Business Investment Act of 1958 (as amended, the "SBA Act"), and is subject to regulations promulgated by the Small Business Administration (the "SBA") pursuant to the provisions of the SBA Act. The Company pursues its bridge financings through its wholly-owned subsidiary, Universal Bridge Fund, Inc., a Delaware corporation ("Universal Bridge"). Universal Bridge owns 50% of the outstanding general partnership interests and approximately 83% of the limited partnership interests of Universal Partners, L.P., an Illinois limited partnership ("UPLP"). On September 28, 1997, the Company sold all of the outstanding stock of its wholly-owned subsidiary, NFS Services, Inc., a New York corporation ("NFS"), which performed consulting and asset recovery services.

     On October 15, 1997, the Company and certain of its subsidiaries (Walnut, Universal Bridge and Walnut Funds, Inc.) elected to be regulated as BDCs as provided by the 1940 Act. The Company inadvertently became subject to the requirements of the 1940 Act as a result of the 1995 business combination between the Company and Walnut, a then privately held Small Business Investment Company managed by members of the Company's current management.

From and after such business combination, the Company had relied on the one-year safe harbor exemption provided by Rule 3a-2 under the 1940 Act from the registration, filing and operating requirements imposed by the 1940 Act. The Company's one-year exemption period expired on February 27, 1996 and from such date the Company may be deemed to have been an unregistered investment company. As a result, certain actions taken after the expiration of the one-year exemption period may have violated the 1940 Act. Management anticipates that the Company may seek to cease to be a BDC upon the acquisition of additional operating businesses; however, the Company cannot change the nature of its business so as to cease to be a BDC unless such change is approved by the Company's stockholders in accordance with the 1940 Act.

     The Company has determined it is required to present its financial statements in accordance with generally accepted accounting principles and Securities and Exchange Commission regulations applicable to investment companies. The Company had previously reported its financials in accordance with generally accepted accounting principles and Securities and Exchange Commission rules and regulations applicable to operating companies. Accordingly, the financial information presented herein for December 31, 1996 and for the three and nine month periods ended September 30, 1996 has been restated in accordance with generally accepted accounting principles and Securities and Exchange Commission rules applicable to investment companies which generally means that investments are reported at fair market value rather than cost, including wholly-owned subsidiaries.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

     PRINCIPLES OF CONSOLIDATION. The financial statements of the Company include the accounts of Walnut and Universal Bridge (from the date of acquisition). Intercompany transactions and balances have been eliminated in consolidation.

     ACQUISITION OF UPLP. On June 17, 1996, the Company issued 801,974 shares of Common Stock, together with five-year warrants to purchase an additional 697,391 shares of Common Stock at an exercise price of $3.00, in connection with Universal Bridge's purchase of approximately 83% of the limited partnership interests and 50% of the general partnership interests of UPLP. The investment assets of UPLP at the time of acquisition were $1,251,000, net debt securities were $423,000, total assets were $2,226,000 and liabilities were $75,000. These values were at fair market value at the time of the acquisition, which, in turn, was the cost for Universal Bridge.

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

4.   RELATED PARTY TRANSACTIONS.

     The Company and its subsidiaries retain a law firm at which a Company officer is of counsel. Payments of $201,000 were paid to such firm by the Company for reimbursement of expenses and legal services incurred during the nine months ended September 30, 1997. Such expenses and fees were incurred in connection with normal business activities.

     The Company has an outstanding $2,025,000 loan to a third party institutional lender. Such loan matures on June 30, 1999 and repayment is guaranteed by two Directors of the Company.

     In April, 1997, the Company received an unsecured loan from a related party in the amount of $400,000. The loan bears interest at 9.5%. The note will be repaid in the fourth quarter.


ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996.

     For the nine months ended September 30, 1997, the net increase in net assets resulting from operations was $505,000 or $.03 per share, as compared to a net increase in net assets resulting from operations of $363,000, or $.03 per share, for the nine months ended September 30, 1996.

     Earnings from the nine months ended September 30, 1997 as compared to September 30, 1996 is due to the realized gains recognized in connection with the sale of marketable securities and changes in valuation of portfolio investments. Realized gains were $4,642,000 and unrealized depreciation was $1,558,000 for the nine months ended September 30, 1997. Realized gains and unrealized appreciation for the nine month period ended September 30, 1996 was
$2,941,000.   For the nine month period ended September 30, 1997, the realized loss and related unrealized appreciation attributable to the sale of the Company's wholly-owned subsidiary, NFS, was $3,535,000 and $2,439,000, respectively, and the unrealized appreciation from the Company's wholly-owned subsidiary, Universal Bridge, and its majority owned subsidiary, UPLP, was $249,000.

     Interest expense for the nine months ended September 30, 1997 was $857,000 as compared to $1,184,000 for the same period in the prior fiscal year. The decrease of $327,000 is attributable to a repayment of $4,000,000 of the SBA debentures on April 1, 1997 and a reduction in margin payable to brokers.

     General and administrative expenses decreased $274,000 for the nine months ended September 30, 1997 as compared to the comparable period in 1996 from $1,151,000 to $877,000 primarily due to a reduction in personnel costs.

RESULTS OF OPERATIONS FOR THE THREE  MONTHS ENDED SEPTEMBER 30, 1997 AND 1996.

     For the three months ended September 30, 1997, the net increase in net assets resulting from operations was $1,018,000, or $.07 per share, as compared to a net decrease in net assets resulting from operations of $916,000, or $.06 per share, for the three months ended September 30, 1996.

     Earnings from the three months ended September 30, 1997 as compared to September 30, 1996 is due to the realized gains recognized in connection with the sale of marketable securities and changes in valuation of portfolio investments. Realized losses were $2,257,000 and unrealized appreciation was $4,577,000 for the three months ended September 30, 1997. For the three months ended September 30, 1996, realized gains were $525,000 and unrealized depreciation was $1,326,000. Unrealized appreciation attributable to the Company's wholly-owned subsidiaries, was $3,574,000 (which was primarily due to the reversal of previously recorded unrealized losses related to NFS) as compared to $52,000 for the same period in the prior fiscal year.

     Interest expense for the three months ended September 30, 1997 was $250,000 as compared to $354,000 for the same period in the prior fiscal year. The decrease of $104,000 is attributable to a repayment of $4,000,000 on the Walnut Debentures (as defined below) on April 1, 1997 and a reduction in margin payable to brokers.

     General and administrative expenses decreased $41,000 for the three months ended September 30, 1997 as compared to the same period in 1996 from $426,000 to $385,000.

LIQUIDITY AND CAPITAL RESOURCES.

     LIQUIDITY AND CAPITAL RESOURCES OF WALNUT. As part of the SBIC program, Walnut has, from time to time, issued $12 million of debentures to an affiliate of the SBA (the "Walnut Debentures"). On September 1, 1995, debentures in the principal amount of $4 million were repaid and on April 1, 1997 debentures in the amount of $4 million were repaid. Walnut Debentures in the principal amount of $4 million were outstanding as of September 30, 1997. The amounts, maturities and interest rates of such Walnut Debentures are set forth below:


Principal Balance  Date Issued  Maturity  Interest Rate
-----------------  -----------  --------  -------------
    2,000,000       06/08/88    06/01/98      9.80%
    2,000,000       09/27/89    09/01/99      8.80%

     Interest on the Walnut Debentures is paid semi-annually, and principal is due at maturity. Payment of the Walnut Debentures is guaranteed by the SBA. Walnut has been current in all of its interest payments on the Walnut Debentures. Walnut repaid the $4 million Walnut debenture due at April 1, 1997, in accordance with its terms. Additionally, Walnut reduced its broker margin account by $1.99 million. The source of funds were primarily from the sale of HealthCare COMPARE Corp. securities. creating a realized capital gain of approximately $6 million in the first quarter. Currently management anticipates selling a portion of its portfolio securities in order to repay the $2 million Walnut Debentures due June 1998.

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

     The SBA has issued a finding that the Company has violated Section 107.903(b)(1) and (d) of Part 13 of the Code of Federal Regulations ("CFR") by financing an Associate and paying fees to an Associate (as defined in 13 CFR
Section 121.103) and paying fees to an Associate. The Company has provided information to the SBA to show that such findings are inaccurate. Additionally, the SBA has issued a finding that the Company has violated 13 CFR Section 107.501(b)(1), (3), and (4) by not seeking prior approval of the SBA for management services provided by Associates. The Company believes that such findings are inaccurate and current SBA regulations no longer require prior approval in such circumstances.

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

     On August 31, 1995, the Company established a $4 million line of credit with American National Bank and Trust Company of Chicago (ANB). This credit line was replaced as of September 8, 1996 with a term loan of $2,850,000. This loan requires interest only payments of September 30, 1996 and December 31, 1996. A principal payment of $575,000 was made on

March 31, 1997, with the balance due on July 31, 1997. The interest rate associated with this loan is ANB's base rate plus 2% (10.25% as of September 30, 1997). This loan was renewed and amended to provide for an initial principal payment of $250,000 and quarterly principal payments thereafter, commencing December 31, 1997, of $250,000. This loan has an amended maturity date of June 30, 1999 and a current principal amount outstanding of $2,025,000. This loan is personally guaranteed by two Directors of the Company. In April, 1997, the Company received an unsecured loan from a related party in the amount of $400,000. The loan bears interest at 9.5%.
The note will be  repaid in the fourth quarter.

     The Company is currently in the process of circulating a private placement memorandum relating to the sale of up to 80 Units, with each Unit consisting of 50,000 shares of Common Stock and 35,000 Class A Common Stock purchase warrants, for $50,000 per Unit. Such private placement is subject to, among other things, stockholder approval. Provided all conditions to closing are satisfied (and there can be no assurance that such satisfaction will occur), the Company anticipates that the private placement will close in the fourth quarter.

     The Company is currently in the process of negotiating for the acquisition of additional operating business which may affect the Company's liquidity.

INVESTMENT PORTFOLIO CHANGES.

     For the nine months ended September 30, 1997, the Company's portfolio had a net decrease of $7,110,000. This was due to the sale of certain investments which resulted in realized gains and changes in market prices for other marketable investments.

     The sale of certain portfolio investments resulted in unrealized appreciation/(depreciation) and the recognition of realized gains/(losses) during the nine months ended September 30, 1997 as follows:


                                         Unrealized        Realized
                                        Appreciation         Gain
                                       (Depreciation)       (Loss)
                                       --------------    ------------
          HealthCare Compare, Inc.      $(4,086,000)     $ 7,392,000
          NFS                             2,439,000       (3,535,000)
          American HealthChoice            (332,000)          87,000
          Jenna Lane                              0          567,000
          Others, net                       (15,000)         131,000


     The Company's equity investments that appreciated/(depreciated) in value during the nine months ended September 30, 1997 were as follows:

                                              Unrealized
                                             Appreciation
                                            (Depreciation)
                                            --------------
                     GranCare, Inc.             $736,000
                     I-Flow                     (109,000)
                     Trans Global Services      (431,000)
                     Titan Pharmaceuticals       (99,000)
                     Other                       339,000


No unrealized gains or losses were recorded in connection with the Company's non-marketable securities for the nine months ended September 30, 1997.

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS.

     There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company, to which the Company or any of the subsidiaries is a party or of which any of their property is the subject.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibit 27 - Financial Data Schedule
     (b) No reports on Form 8-K have been filed during the quarter for which the report is filed.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            WALNUT FINANCIAL SERVICES, INC.
                                            (Registrant)




Date:  November 17, 1997                    /s/ Joel S. Kanter
                                            -----------------------------------
                                            Joel S. Kanter
                                            President (Chief Executive Officer)



Date:  November 17, 1997                    /s/ Robert F. Mauer
                                            -----------------------------------
                                            Robert F. Mauer
                                            Treasurer (Chief Accounting Officer)