Form 10-Q/A
period 1997-03-31
WALNUT FINANCIAL SERVICES INC
filed 1997-11-25
CIK 942378

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-Q/A


(Mark One)
/X/   Quarterly report under Section 13 or 15(d) of the Securities
      Exchange Act of 1934
      For the quarterly period ended        March 31, 1997          or
                                     ------------------------------
/ /   Transition report under Section 13 or 15(d) of the Exchange Act
      For the transition period from            to
                                    -----------     --------------------------

           Commission file number    0-26072 and 814-00157
                                  ---------------------------------

                           Walnut Financial Services, Inc.
--------------------------------------------------------------------------------
               (Exact Name of Registrant as Specified in Its Charter)

                   Utah                                     87-0415597
--------------------------------------------------------------------------------
     (State or Other Jurisdiction of                     (I.R.S. Employer
      Incorporation or Organization)                   Identification No.)

  8000 Towers Crescent Drive, Suite 1070
  Vienna, Virginia                                           22182
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
                      APPLICABLE ONLY TO CORPORATE ISSUERS

     As of November 24, 1997, the registrant had 14,616,687 shares of Common Stock issued and outstanding.

              WALNUT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                            INDEX TO FORM 10-Q/A


                                 MARCH 31, 1997



                                                                                Page Number
                                                                                -----------
                       Part I - Financial Information

Item 1 - Financial Statements

Consolidated Statements of Assets and Liabilities for the three months and
twelve months as of March 31, 1997 and December 31, 1996                            3

Investments in Securities for the three months as of March 31, 1997                 4

Consolidated Statements of Operations for the three months ended March 31,
1997 and 1996                                                                       6

Consolidated Statement of Changes in Net Assets for the three months ended
March 31, 1997 and 1996                                                             7

Consolidated Statement of Cash Flows for the three months ended March 31, 1997
and 1996                                                                            8

Notes to Condensed Consolidated Financial Statements                                9

Item 2 - Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                          11

                 Part II - Other Information

Item 1 - Legal Proceedings                                                         16

Item 6 - Exhibits Required by Item 601 and Reports on Form 8-K                     16

Signatures                                                                         17



                        PART 1 - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS
                        WALNUT FINANCIAL SERVICES, INC.
               CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
                                  (UNAUDITED)




                                                                                     MARCH 31, 1997     DECEMBER 31, 1996*
                                                                                     --------------     ------------------

Assets:
Investments at Market or Fair Value:
  Marketable equity securities   (cost: 1997 - $ 8,941,000; 1996 - $ 10,108,000)       $ 14,008,000       $ 22,903,000
  Non-marketable equity securities (cost: 1997 - $ 12,793,000; 1996 - $12,930,000)        8,154,000          7,094,000
  Non-marketable debt securities (cost: 1997 - $ 2,128,000; 1996 - $ 2,168,000)           1,651,000          1,647,000
                                                                                       -------------------------------
    Total investments                                                                    23,813,000         31,644,000

Cash and cash equivalents                                                                 3,956,000            350,000
Other assets                                                                                348,000            353,000
Deferred net asset                                                                          491,000
Fixed assets, net of accumulated depreciation                                                11,000              6,000
                                                                                       -------------------------------
    Total assets                                                                         28,619,000         32,353,000

Liabilities:
  Margin payable to brokers                                                               3,722,000          5,459,000
  Notes payable to banks                                                                  2,765,000          3,725,000
  Accounts payable, accrued expenses and other current liabilities                          778,000            624,000
  Debentures payable                                                                      8,000,000          8,000,000
  Deferred tax liability                                                                         --            158,000
                                                                                       -------------------------------
                             Net assets                                                $ 13,354,000       $ 14,387,000
                                                                                       ===============================
Shareholders' equity:
Preferred stock, no stated value, 1,000,000 shares authorized, no shares issued
Common stock, $.01 stated value, 50,000,000 shares authorized, 14,616,687 issued
and outstanding at March 31, 1997 and December 31, 1996                                $    146,000       $    146,000

Additional paid in capital                                                               15,030,000         15,030,000
Accumulated:
  Net investment income (loss)                                                          (11,364,000)       (11,020,000)
  Net realized gain on investments                                                       10,107,000          6,622,000
  Net unrealized (depreciation) appreciation of investments                                (567,000)         3,609,000
                                                                                       -------------------------------
    Net assets applicable to outstanding common shares
    (equivalent to $.91 per share at March 31, 1997 and
    $0.98 per share at December 31, 1996 based on 14,616,687
    outstanding common shares.)                                                        $ 13,352,000       $ 14,387,000
                                                                                       ===============================


-------------
*  Restated to conform to current period presentation.

 Attention is directed to the accompanying notes to these financial statements

                        WALNUT FINANCIAL SERVICES, INC.
                           INVESTMENTS IN SECURITIES
                                 MARCH 31, 1997
                                  (UNAUDITED)

                                             SHARES      VALUE
                                            ---------  ----------
Common and Preferred Stocks - 72%
 Healthcare - 57%
  Acqu Care                                    30,000  $    1,000
  American Psych Systems                      122,950     150,000
  American HealthChoice                        45,000     118,000
  Avitar                                        1,608          --
  Grancare, Inc.                              200,000   1,717,000
  HealthCare Compare, Corp.                   190,000   7,860,000
  I-Flow Corp.                                300,000   1,269,000
  Ivonyx Group Services, Inc.                 100,000     100,000
  Medical safe TEC, Inc.                      378,500          --
  Med Images                                  172,872     379,000
  Mental Health Management                     82,455      43,000
  Vitalink                                     95,600   2,012,000
                                                       ----------
                                                       13,649,000
                                                       ----------
 High technology - 5%
  NHancement Technology                         5,677      17,000
  Consolidated Technology                     500,000      47,000
  Logic Devices                                45,000     109,000
  Thermo Information                           10,000      90,000
  Wickham & Co.                               250,696   1,034,000
                                                       ----------
                                                        1,297,000
                                                       ----------
 Communications - 6%
  Channel America                           1,438,296           -
  Multimedia                                   33,334       2,000
  Site Based Media, Inc.                      321,108      22,000
  Trans Global Services, Inc.                 373,511     578,000
  Vision III Imaging                            9,960     797,000
                                                       ----------
                                                        1,399,000
                                                       ----------
 Biotechnology - 1%
  Cell Therapeutics, Inc.                      10,000      34,000
  Metatech Corp.                               14,817          --
  Optiva Corp                                  10,000      63,000
  Osteoimplant                                 80,000      96,000
  Titan Pharmaceuticals                        24,411      73,000
  VaxGen                                       20,000      70,000
                                                       ----------
                                                          336,000
                                                       ----------
 Environmental - 1%
  Clean America Corp.                          59,375      96,000
  Inorganic Recycling                          10,000          --
                                                       ----------
                                                           96,000
                                                       ----------
 Other - 2%
  Horizon Resources Corp.                          15          --
  Linters                                      28,500      50,000
  Jenna Lane                                   50,000     100,000
  SoftKat, Inc.                               155,309      40,000
  VINnet, Inc.                                 25,000     305,000
                                                       ----------
                                                          495,000
                                                       ----------
   Total common and preferred stocks (cost
   $17,766,000)                                        17,272,000
                                                       ----------

                     WALNUT FINANCIAL SERVICES, INC.
                        INVESTMENTS IN SECURITIES
                              MARCH 31, 1997
                               (UNAUDITED)
                               (CONTINUED)

 Partnership interests - 21%
  Universal Partners, L.P. (majority-owned subsidiary)           2,796,000
  Knox Liquidating L.P.                                          2,094,000
                                                               -----------
   Total partnership interests (cost $3,968,000)                 4,890,000
                                                               -----------
 Debt securities - 7%
  NFS (wholly-owned subsidiary)                                    808,000
  Biofactors                                                        18,000
  Clean America Corp.                                               29,000
  Knox International                                               200,000
  Metatech Corp.                                                        --
  SoftKat, Inc.                                                    160,000
  TCOM Systems                                                     414,000
  VINnet                                                            22,000
                                                               -----------
   Total debt securities (cost $2,128,000)                       1,651,000
                                                               -----------
   Total - 100% (cost $23,862,000)                             $23,813,000
                                                               ===========

 Attention is directed to the accompanying notes to these financial statements

                        WALNUT FINANCIAL SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                                      FOR THE THREE MONTHS ENDED
                                                             ------------------------------------------
                                                                MARCH 31, 1997          MARCH 31, 1996*
                                                             ------------------------------------------
Investment income:
  Interest income                                                  36,000                       3,000
  Dividend income                                                   4,000                          --
                                                               --------------------------------------
    Total income                                                   40,000                       3,000
                                                               --------------------------------------
Expenses:
  Interest expense                                                360,000                     424,000
  General and administrative                                      254,000                     325,000
                                                              ---------------------------------------
    Total expenses                                                614,000                     749,000
                                                              ---------------------------------------
  Net investment (loss) before
   income tax                                                    (574,000)                   (746,000)
  Income tax benefit                                              230,000                     298,000
                                                              ---------------------------------------
  Net investment (loss)                                          (344,000)                   (448,000)
                                                              ---------------------------------------
Realized and unrealized gains on investments:
  Realized gains from sales of
  investments before income tax                                 5,808,000                     738,000
  Income tax (provision) benefit                               (2,323,000)                   (295,000)
                                                              ---------------------------------------
  Net realized gains from sale of
  investments                                                   3,485,000                     443,000
  Unrealized appreciation (depreciation)
  on investments before tax                                    (6,918,000)                  2,754,000
  Income tax (provision) benefit                                2,742,000                  (1,125,000)
                                                              ---------------------------------------
Net unrealized appreciation
(depreciation) on investments                                  (4,176,000)                  1,629,000
Net realized and unrealized gains (losses) on
investments                                                      (691,000)                  2,072,000
                                                              ---------------------------------------
  Net increase (decrease) in net assets resulting
  from operations                                             $(1,035,000)                $(1,624,000)
                                                              =======================================
  Income (loss) per share                                     $     (0.07)                $     (0.11)
                                                              ---------------------------------------
  Weighted average shares outstanding                          14,616,687                  14,239,578
                                                              ---------------------------------------


---------------
* Restated to conform to current period presentation.



Attention is directed to the accompanying notes to these financial statments.

                        WALNUT FINANCIAL SERVICES, INC.
                CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
                                  (UNAUDITED)




                                                                    FOR THE THREE MONTHS ENDED MARCH 31,
                                                                   --------------------------------------
                                                                          1997            1996*
                                                                   --------------------------------------
Increase in net assets resulting from operations:
  Net investment income                                                   (344,000)     (448,000)
  Net realized gains (losses) on investments                             3,485,000       443,000
  Net unrealized appreciation (depreciation) on investments             (4,176,000)    1,629,000
                                                                     ---------------------------
  Net increase (decrease) in net assets resulting from operations       (1,035,000)    1,624,000
Net assets at beginning of period:                                      14,387,000    15,389,000
                                                                     ---------------------------
Net assets at end of period                                            $13,352,000   $17,023,000
                                                                     ===========================

---------------
*  Restated to conform to current period presentation.

 Attention is directed to the accompanying notes to these financial statements

                        WALNUT FINANCIAL SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                       -------------------------
                                                           1997         1996*
                                                       ------------  -----------
Cash flows from operating activities:
 Net increase in net assets resulting from operations   (1,035,000)   1,624,000
 Adjustments to reconcile net increase in net assets
 resulting from operations to net cash provided by
 operating activities:
  Net unrealized depreciation of investments             6,918,000   (2,754,000)
  Net realized gain on investments                      (5,808,000)    (738,000)
  Change in net deferred tax liability                    (649,000)     987,000
  Change in assets and liabilities:
   Other assets                                                  0      (41,000)
   Other liabilities                                       154,000      180,000
                                                       -----------   ----------
     Net cash used in operating activities                (420,000)    (762,000)
                                                       -----------   ----------
Cash flows from investing activities:
 Purchases of common stock, healthcare                     (70,000)    (191,000)
 Purchases of common stock, other                         (110,000)           0
 Proceeds from sale of common stock, healthcare          6,728,000    1,791,000
 Proceeds from sale of common stock, other                 175,000            0
                                                       -----------   ----------
     Net cash provided by investing activities           6,723,000    1,600,000
                                                       -----------   ----------
Cash flows from financing activities:
 Borrowings (repayments) of short term debt               (960,000)    (260,000)
 Increase (decrease) in margin accounts                 (1,737,000)    (202,000)
 Repayments of long-term debt                                    0            0
                                                       -----------   ----------
     Net cash used in financing activities              (2,697,000)    (462,000)
                                                       -----------   ----------
Net increase (decrease) in cash and cash equivalents     3,606,000      376,000
Cash and cash equivalents, beginning                       350,000      375,000
                                                       -----------   ----------
Cash and cash equivalents, end                         $ 3,956,000   $  751,000
                                                       ===========   ==========
Supplemental Information:
Cash paid for interest                                 $   254,000   $  294,000
                                                       ===========   ==========

-------------
*  Restated to conform to current period presentation.

 Attention is directed to the accompanying notes to these financial statements

                        WALNUT FINANCIAL SERVICES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PREPARATION.

     The accompanying consolidated financial statements as of March 31, 1997 and for the three months ended March 31, 1997 and 1996 are unaudited; however, in the opinion of the management of Walnut Financial Services, Inc., a Utah corporation (the "Company"), such statements include all adjustments (consisting of normal recurring accruals) necessary to present a fair statement of the information presented therein.

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

2.  ORGANIZATION.

     The Company currently has three primary business focuses: (i) investing in start-up and early stage development companies, (ii) operating an investment vehicle that specializes in bridge financing to small to medium sized companies, and (iii) providing diversified consulting and asset recovery services (recovery of financial assets, e.g., cash and securities, which had not been accounted for by its clients) to securities firms, banks and others. The Company engages in the investment business through its wholly-owned subsidiary, Walnut Capital Corp., a Delaware corporation ("Walnut"). Walnut was formed for the purpose of operating as a Small Business Investment Company (a "SBIC") under the Small Business Investment Act of 1958 (as amended, the "SBIA"), and is subject to regulations promulgated by the Small Business Administration (the "SBA") pursuant to the provisions of the SBIA. The Company pursues its bridge financings through its wholly-owned subsidiary, Universal Bridge Fund, Inc., a Delaware corporation ("Universal Bridge"). Universal Bridge owns 50% of the outstanding general partnership interests and 83% of the limited partnership interests of Universal Partners, L.P., an Illinois limited partnership ("UPLP"). The Company engages in the consulting and asset recovery business through its wholly-owned subsidiary, NFS Services, Inc., a New York corporation ("NFS"), and NFS' wholly-owned subsidiaries: (i) Asset Recovery Services, Inc., a New York corporation ("ARS"), and (ii) NFS Collection Services, Inc., a New York corporation ("NFS Collection"). NFS conducts its operations both directly and through its subsidiaries. The Company also has other subsidiaries, the operations of which are currently immaterial to the Company's results on a consolidated basis.

     On October 15, 1997 the Company and certain of its subsidiaries (Walnut, Universal Bridge and Walnut Funds, Inc.) elected to regulated as business development companies ("BDCs") as provided by the Investment Company Act of 1940, as amended (the "1940 Act"). The Company inadvertently became subject to the requirements of the 1940 Act as a result of the 1995 business combination between the Company and Walnut, a then privately held Small Business Investment Company managed by members of the Company's current management. From and after such business combination, the Company had relied on the one-year safe harbor exemption provided by Rule 3a-2 under the 1940 Act from the registration, filing and operating requirements imposed by the 1940 Act. The Company's one-year exemption period expired on February 27, 1996 and from such date the Company may be deemed to have been an unregistered investment company. As a result, certain actions taken after the expiration of the one-year exemption period may have violated the 1940 Act. Management anticipates that the Company may seek to cease to be a BDC upon acquisition of additional operating businesses; however, the Company cannot change the nature of its business so as to cease to be a BDC unless such change is approved by the Company's stockholders in accordance with the 1940 Act.

     The Company has determined it is required to present its financial statements in accordance with generally accepted accounting principles and Securities and Exchange Commission ("SEC") regulations in the format applicable to investment companies. The Company had previously reported its financial statements in accordance with generally accepted accounting principles and SEC rules and regulations in the format applicable to operating companies. Accordingly, the financial information presented herein for December 31, 1996 and for the three month period ended March 31, 1996 has been restated in accordance with generally accepted accounting principles and SEC rules in the format applicable to investment companies.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

     PRINCIPLES OF CONSOLIDATION. The financial statements of the Company include the accounts of Walnut and Universal Bridge (from the date of acquisition). Intercompany transactions and balances have been eliminated in consolidation.

     ACQUISITION OF UPLP. On June 17, 1996, the Company issued 801,974 shares of Common Stock, together with five-year warrants to purchase an additional 697,371 shares of Common Stock at an exercise price of $3.00, in connection with Universal Bridge's purchase of approximately 83% of the limited partnership interests and 50% of the general partnership interests of UPLP. The investment assets of UPLP at the time of acquisition were $1,251,000, net debt securities were $423,000, total assets were $2,226,000 and liabilities were $75,000. These values were at fair market value at the time of acquisition, which, in turn, was the cost for Universal Bridge.

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

4.  RELATED PARTY TRANSACTIONS.

     The Company and its subsidiaries retain a law firm at which a Company officer is of counsel. Payments of $60,300 were paid to such firm by the Company to the firm for reimbursement of expenses and legal services incurred during the three months ended March 31, 1997. Such expenses and fees were incurred in connection with normal business activities.

     The Company has an outstanding $2,275,000 loan to a third party institutional lender. Such loan, as amended, matures on June 30, 1999 and repayment is guaranteed by two Directors of the Company.

     In April, 1997 Walnut received an unsecured loan from a related party in the amount of $400,000. The loan bears interest, which is payable upon maturity, at a rate of 9.5% per annum, and matures on December 31, 1997. The note will be repaid in the quarter ended December 31, 1997.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996. For the three months ended March 31, 1997, the net decrease in net assets resulting from operations was $1,035,000, or $.07 per share, as compared to a net increase in net assets resulting from operations of $1,624,000, or $.11 per share, for the three months ended March 31, 1996.

     The increase in earnings from the three months ended March 31, 1997 as compared to March 31, 1996 is due to the realized gains recognized in connection with the sale of marketable securities and changes in valuation of portfolio investments. Realized gains were $5,808,000 and unrealized depreciation was $6,918,000 for the three months ended March 31, 1997. Realized gains and unrealized appreciation for the three month period ended March 31,
1996 was $3,492,000.   For the three month period ended March 31, 1997, the
unrealized depreciation attributable to the Company's wholly-owned subsidiary, NFS, was $93,000 and the unrealized appreciation from the Company's wholly-owned subsidiary, Universal Bridge, and its majority owned subsidiary, UPLP, was $30,000.

     Interest expense for the three months ended March 31, 1997 was $360,000 as compared to $424,000 for the same period in the prior fiscal year. The decrease of $64,000 is attributable to a reduction in margin payable to brokers.

     General and administrative expenses decreased $71,000 for the three months ended March 31, 1997 as compared to the comparable period in 1996 from $325,000 to $254,000 primarily due to a reduction in personnel costs.

     LIQUIDITY AND CAPITAL RESOURCES OF WALNUT. As part of the SBIC program, Walnut has, from time to time, issued $12 million of debentures to the SBA (the "Walnut Debentures"). On September 1, 1995, Walnut Debentures in the principal amount of $4 million had been repaid and the Walnut Debentures in the principal amount of $8 million are currently outstanding. The amounts, maturities and interest rates of such Walnut Debentures are set forth below:


         Principal Balance  Date Issued  Maturity  Interest Rate
         -----------------  -----------  --------  -------------
         $4,000,000         04/29/87     04/01/97  8.95%
          2,000,000         06/08/88     06/01/98  9.80%
          2,000,000         09/27/89     09/01/99  8.80%

Interest on the Walnut Debentures is paid semi-annually, and principal is due at maturity. Payment of the Walnut Debentures is guaranteed by the SBA. Walnut has been current in all of its interest payments on the Walnut Debentures. Walnut repaid the $4 million Walnut Debentures due at April 1, 1997, in accordance with its terms. Additionally, Walnut reduced its broker margin account by $1.74 million. The source of funds were primarily from the sale of HealthCare COMPARE Corp. securities, creating a realized capital gain of approximately $6 million in the first quarter.

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

     Pursuant to an examination by the SBA, the SBA issued a finding related to Walnut's capital impairment. Section 107.203(d) of Part 13 of the Code of Federal Regulations ("CFR") defines capital impairment as a realized earnings deficit in excess of 50% of private capital. On July 29, 1994, Walnut entered into an agreement with the SBA (as amended, the "SBA Agreement") whereby, subject to certain conditions, the SBA would refrain until June 30, 1995 from declaring an event of default under 13 CFR 107.203(d) with regard to Walnut's capital impairment. Principal conditions of the agreement were: (a) Walnut would limit annual management expenses to $609,295 per year; and (b) Walnut would realize gains of, or would increase paid-in capital by contributions of cash or marketable securities, in the aggregate of $4 million (in equal quarterly amounts of $1 million for the quarters ended March 31, 1994, December 31, 1994, March 31, 1995, and June 30,
1995). Pursuant to an amendment to the agreement dated September 27, 1994, amounts in excess of $1 million each quarter could be applied by Walnut to future quarterly requirements, and the annual management expense was increased to $659,295.

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

     As of March 31, 1997 Walnut realized gains of approximately $6 million, due primarily to the sale of some of its share in HealthCare COMPARE Corp. This gain is taken into consideration in the calculation of the capital impairment. As such Walnut is no longer in capital impairment as of March 31, 1997.

     The SBA has issued a finding that the Company has violated 13 CFR Section 107.903(b)(1) and (d) by financing an Associate and paying fees to an Associate (as defined in 13 CFR Section 121.103). The Company has provided information to the SBA to show that such findings are inaccurate. Additionally, the SBA has issued a finding that the Company has violated Section 107.501(b)(1), (3), and
(4) by not seeking prior approval of the SBA for management services provided by Associates. The Company believes that such findings are inaccurate and current SBA regulations no longer require prior approval in such circumstances.

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

     Walnut paid the $4 million debenture as of April 1, 1997, in accordance with the terms of the note. Additionally, it reduced it's broker margin account by $1.74 million. The source of funds were primarily from the sale of HealthCare COMPARE stock, creating a realized capital gain of approximately $6 million in the first quarter.

     In April 1997, Walnut received an unsecured loan from a related party in the amount of $400,000. The loan bears interest, which is payable upon maturity, at a rate of 9.5% per annum, and matures on December 31, 1997. The note will be repaid in the quarter ended December 31, 1997.

     LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY. Through June 1995, the Company sold 1,015,625 shares of Common Stock in a private placement at an offering price of $2.00 per share. The proceeds of such private placement were used primarily to (i) repay indebtedness, (ii) pay accrued federal, state and city taxes, interest and penalties, and (iii) increase working capital.

     On August 31, 1995, the Company established a $4 million line of credit with American National Bank and Trust Company of Chicago (ANB). This credit line was replaced as of September 8, 1996 with a term loan of $2,850,000. This loan requires interest only payments of March 31, 1996 and December 31, 1996. A principal payment of $575,000 was made on March 31, 1997, with the balance due, as amended, on June 30, 1999. The interest rate associated with this loan is ANB's base rate plus 2% (10.25% as of March 31, 1997). The loan is personally guaranteed by two Directors of Company.

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

     INVESTMENT PORTFOLIO CHANGES. For the three months ended March 31, 1997, the Company's portfolio decreased $7,831,000 due to the sale of certain investments which resulted in realized gains and changes in market prices for other marketable investments.

     The sale of certain portfolio investments resulted in unrealized appreciation/(depreciation) and the recognition of realized gains/(losses) during the three months ended March 31, 1997 as follows:



                               Unrealized      Realized
                               Appreciation      Gain
                              (Depreciation)    (Loss)
HealthCare Compare, Inc.      $(6,078,000)    $5,738,000
Multimedia Games                  (67,000)        75,000


     The Company's equity investments that appreciated/(depreciated) in value during the three months ended March 31, 1997 were as follows:


                                        Unrealized
                                       Appreciation
                                      (Depreciation)
American HealthChoice                   $(315,000)
Gran Care                                (166,000)
I-Flow                                   (309,000)
Trans Global Services                    (148,000)
Titan Pharmaceuticals                    (128,000)
Other                                     293,000

No unrealized gains or losses were recorded in connection with the Company's non-marketable securities for the three months ended March 31, 1997.

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

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act 1934, the registrant has duly caused this report to be signed on its beh the undersigned thereunto duly authorized.

                                   WALNUT FINANCIAL SERVICES, INC.
                                   (Registrant)




Date:  November 24, 1997           /s/ Joel S. Kanter
                                   -----------------------------------
                                   Joel S. Kanter
                                   President (Chief Executive Officer)



Date: November 24, 1997            /s/ Robert F. Mauer
                                   -----------------------------------
                                   Robert F. Mauer
                                   Treasurer (Chief Accounting Officer)