Form 10-Q/A
period 1997-06-30
WALNUT FINANCIAL SERVICES INC
filed 1997-11-25
CIK 942378

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                 FORM 10-Q/A


(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the quarterly period ended  June 30, 1997   or
                                     -----------------
[ ]    Transition report under Section 13 or 15(d) of the Exchange Act
       For the transition period from                 to
                                      ---------------    --------------
           Commission file number      0-26072 and 814-00157
                                 -------------------------------------

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

              WALNUT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                            INDEX TO FORM 10-Q/A

                                JUNE 30, 1997

                                                                     Page Number
                                                                     -----------
                       Part I - Financial Information

Item 1 - Financial Statements

Consolidated Statements of Assets and Liabilities for the six months and
twelve months as of June 30, 1997 and December 31, 1996                        3

Investments in Securities for the six months as of June 30, 1997               4

Consolidated Statements of Operations for the six months ended June 30,
1997 and 1996 and three months ended June 30, 1997 and June 30, 1996           6

Consolidated Statement of Changes in Net Assets for the six months ended
June 30, 1997 and 1996                                                         7

Consolidated Statement of Cash Flows for the six months ended June 30, 1997
and 1996                                                                       8

Notes to Condensed Consolidated Financial Statements                           9

Item 2 - Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                     11

                         Part II - Other Information

Item 1 - Legal Proceedings                                                    15

Item 6 - Exhibits Required by Item 601 and Reports on Form 8-K                15

Signatures                                                                    16

                       PART 1 - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS
                       WALNUT FINANCIAL SERVICES, INC.
              CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
                                 (UNAUDITED)



                                                                                                JUNE 30, 1997     DECEMBER 31, 1996*
                                                                                                -------------     ------------------
Assets:
Investments at Market or Fair Value:
  Marketable equity securities   (cost: 1997 - $ 8,150,000; 1996 - $ 10,108,000)                  $14,717,000         $22,903,000
  Non-marketable equity securities (cost: 1997 - $ 10,934,000; 1996 - $12,930,000 )                 7,941,000           7,094,000
  Non-marketable debt securities (cost: 1997 - $ 2,057,000; 1996 - $ 2,168,000 )                    1,651,000           1,647,000
                                                                                                ------------------------------------
    Total investments                                                                              24,309,000          31,644,000

Cash and cash equivalents                                                                             812,000             350,000
Other assets                                                                                          364,000             353,000
Fixed assets, net of accumulated depreciation                                                          10,000               6,000
                                                                                                ------------------------------------

    Total assets                                                                                   25,495,000          32,353,000



Liabilities:
  Margin payable to brokers                                                                         3,469,000           5,459,000
  Notes payable to banks                                                                            2,765,000           3,725,000
  Notes payable to other                                                                              400,000
  Accounts payable, accrued expenses and other current liabilities                                    642,000             624,000
  Debentures payable                                                                                4,000,000           8,000,000
  Deferred tax liability                                                                              345,000             158,000
                                                                                                ------------------------------------


    Net assets                                                                                    $13,874,000         $14,387,000
                                                                                                ====================================



Net Assets:

Preferred stock, no stated value, 1,000,000 shares authorized, no shares issued

Common stock, $.01 stated value, 50,000,000 shares authorized, 14,616,687 issued
and outstanding                                                                                      $146,000            $146,000

Additional paid in capital                                                                         15,030,000          15,030,000

Accumulated:

  Net investment (loss)                                                                           (11,647,000)        (11,020,000)
  Net realized gain on investments                                                                 10,762,000           6,622,000
  Net unrealized (depreciation) appreciation of investments                                          (417,000)          3,609,000
                                                                                                ------------------------------------

    Net assets applicable to outstanding common shares
    (equivalent to $.95 per share at June 30, 1997 and
    $.98 per share at December 31, 1996 based on 14,616,687
    outstanding common shares.)                                                                   $13,874,000         $14,387,000
                                                                                                ====================================


____________________
*  Restated to conform to current period presentation.

 Attention is directed to the accompanying notes to these financial statements

                       WALNUT FINANCIAL SERVICES, INC.
                          INVESTMENTS IN SECURITIES
                                JUNE 30, 1997
                                 (UNAUDITED)


                                                       SHARES              VALUE
                                                    ------------       -------------
Common and Preferred Stocks - 76%
  Healthcare - 62%
     American Psych Systems                            122,950         $     150,000
     American HealthChoice                              45,000               214,000
     Avitar                                              1,608                    --
     Grancare, Inc.                                    200,000             2,087,000
     HealthCare Compare, Corp.                         167,500             9,042,000
     I-Flow Corp.                                      300,000             1,169,000
     Ivonyx Group Services, Inc.                       100,000               100,000
     Med Images                                        172,872               379,000
     Mental Health Management                           82,455                69,000
     Rainbow Medical                                    25,000                50,000
     Vitalink                                           95,600             1,794,000
                                                                       -------------
                                                                          15,054,000
                                                                       -------------
  High technology - 5%
     NHancement Technology                              16,185                57,000
     Consolidated Technology                           475,000                39,000
     Logic Devices                                      45,000                93,000
     Thermo Information                                 10,000                90,000
     Wickham & Co.                                     250,696             1,034,000
                                                                       -------------
                                                                           1,313,000
                                                                       -------------
  Communications - 4%
     Site Based Media, Inc.                            321,108                30,000
     Trans Global Services, Inc.                        62,003               110,000
     Vision III Imaging                                  9,960               797,000
                                                                       -------------
                                                                             937,000
                                                                       -------------
  Biotechnology - 1%
     Cell Therapeutics, Inc.                             2,857                31,000
     Metatech Corp.                                     14,817                    --
     Optiva Corp                                        10,000                63,000
     Osteoimplant                                       80,000                96,000
     Titan Pharmaceuticals                              24,411                66,000
     VaxGen                                             20,000                70,000
                                                                       -------------
                                                                             326,000
                                                                       -------------
  Environmental - 1%
     Clean America Corp.                                59,375                96,000
     Inorganic Recycling                                10,000                    --
                                                                       -------------
                                                                              96,000
                                                                       -------------
  Other - 3%
     Linters                                            28,500                50,000
     Jenna Lane                                         47,619               448,000
     SoftKat, Inc.                                     155,309                40,000
     VINnet, Inc.                                       25,000               305,000
                                                                       -------------
                                                                             843,000
                                                                       -------------
        Total common and preferred stocks (cost                           18,569,000
        $15,116,000)                                                   -------------



                       WALNUT FINANCIAL SERVICES, INC.
                          INVESTMENTS IN SECURITIES
                                JUNE  30, 1997
                                 (UNAUDITED)
                                 (CONTINUED)



Partnership interests - 17%
  Universal Partners, L.P. (majority-owned subsidiary)                     1,995,000
  Knox Liquidating L.P.                                                    2,094,000
                                                                        ---------------
      Total partnership interests (cost $3,968,000)                        4,089,000
                                                                        ---------------

Debt securities - 3%
  NFS (wholly-owned subsidiary)                                              826,000
  Clean America Corp.                                                         29,000
  Knox International                                                         200,000
  SoftKat, Inc.                                                              160,000
  TCOM Systems                                                               414,000
  VINnet                                                                      22,000
                                                                        ---------------

       Debt securities (cost $2,057,000)                                   1,651,000
                                                                        ---------------

       Total - 100% (cost $21,141,000)                                 $  24,309,000
                                                                        ===============

Attention is directed to the accompanying notes to these financial statements

                       WALNUT FINANCIAL SERVICES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)




                                                            FOR THE SIX MONTHS ENDED              FOR THE THREE MONTHS ENDED
                                                        -------------------------------------------------------------------------
                                                        JUNE 30, 1997     JUNE 30, 1996*      JUNE 30, 1997       JUNE 30, 1996*
                                                        -------------------------------------------------------------------------
Investment income:

  Interest income                                       $     41,000      $       23,000      $       5,000       $       16,000
  Dividend income                                             13,000              11,000              9,000               11,000
                                                        -------------------------------------------------------------------------

    Total income                                              54,000              34,000             14,000               27,000
                                                        -------------------------------------------------------------------------
Expenses:

  Interest expense                                           607,000             829,000            247,000              405,000
  General and administrative                                 492,000             725,000            238,000              400,000
                                                        -------------------------------------------------------------------------

     Total expenses                                        1,099,000           1,554,000            485,000              805,000
                                                        -------------------------------------------------------------------------
  Net investment (loss) before
  income tax                                              (1,045,000)         (1,520,000)          (471,000)            (778,000)

  Income tax benefit                                         418,000             609,000            188,000              311,000
                                                        -------------------------------------------------------------------------
  Net investment (loss)                                     (627,000)           (911,000)          (283,000)            (467,000)
                                                        -------------------------------------------------------------------------
Realized and unrealized gains on investments:

  Realized gains from sales on investments before
  income tax                                               6,900,000           1,314,000          1,092,000              576,000

  Income tax (provision) benefit                          (2,760,000)           (525,000)          (437,000)            (230,000)
                                                        -------------------------------------------------------------------------

  Net realized gain from sale of investments               4,140,000             789,000            655,000              346,000
                                                        -------------------------------------------------------------------------
  Unrealized appreciation (depreciation) on investments
  before tax                                              (6,135,000)          2,426,000            784,000             (325,000)

  Income tax (provision) benefit                           2,109,000          (1,025,000)          (634,000)             101,000
                                                        -------------------------------------------------------------------------
  Net unrealized appreciation (depreciation) on
  investments                                             (4,026,000)          1,401,000            150,000             (224,000)
                                                        -------------------------------------------------------------------------
  Net realized and unrealized gains (losses) on
  investments                                                114,000           2,190,000            805,000              122,000
                                                        -------------------------------------------------------------------------
    Net increase (decrease) in net assets resulting
    from operations                                     $   (513,000)     $    1,279,000      $    (522,000)      $     (345,000)
                                                        =========================================================================
    Income (loss) per share                             $      (0.04)     $         0.09      $        0.04       $        (0.02)
                                                        -------------------------------------------------------------------------
    Weighted average shares outstanding                   14,616,687          14,296,173         14,638,512           13,930,554
                                                        -------------------------------------------------------------------------

_____________________
*  Restated to conform to current period presentation.

 Attention is directed to the accompanying notes to these financial statements

                       WALNUT FINANCIAL SERVICES, INC.
               CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
                                 (UNAUDITED)


                                                                                 FOR THE SIX MONTHS ENDED JUNE 30,
                                                                               -------------------------------------
                                                                                     1997                1996*
                                                                               -------------------------------------
Increase in net assets resulting from operations:

  Net investment income (loss)                                                         (972,000)        (964,000)
  Net realized gains (losses) on investments                                          4,140,000          788,000
  Net unrealized appreciation (depreciation) on investments                          (3,681,000)       1,455,000
                                                                               -------------------------------------
  Net increase (decrease) in net assets resulting from operations                      (513,000)       1,279,000

Capital share transactions:
  Issuance of common stock for legal fees                                                     0           35,000
  Issuance of common stock for Universal Partners acquisition                                 0        1,793,000

Net assets at beginning of period:                                                   14,387,000       15,399,000
                                                                               -------------------------------------
Net assets at end of period                                                          13,874,000       18,506,000
                                                                               =====================================

_______________________
*  Restated to conform to current period presentation.

  Attention is directed to the accompanying notes to these financial statements

                       WALNUT FINANCIAL SERVICES, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)


                                                                                  SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                      -----------------------------------------
                                                                              1997                 1996*
                                                                      --------------------   ------------------
Cash flows from operating activities:
  Net increase in net assets resulting from operations                        (513,000)            1,279,000
  Adjustments to reconcile net increase in net assets
  resulting from operations to net cash provided by
  operating activities:
    Net unrealized depreciation of investments                               6,135,000            (2,426,000)
    Net realized gain on investments                                        (6,900,000)           (1,314,000)
    Change in net deferred tax liability                                       187,000               941,000
    Change in assets and liabilities:
      Other assets                                                             (15,000)             (104,000)
      Other liabilities                                                         15,000               217,000
                                                                      --------------------   ------------------

        Net cash provided by (used in) operating activities                 (1,088,000)           (1,407,000)
                                                                      --------------------   ------------------

Cash flows from investing activities:
  Purchases of common stock, healthcare                                       (120,000)             (234,000)
  Purchases of common stock, other                                            (110,000)                    0
  Proceeds from sale of common stock, healthcare                             7,818,000             3,170,000
  Proceeds from sale of common stock, communications                                 0                11,000
  Proceeds from sale of common stock, other                                    510,000                     0
  Proceeds from sale of common stock, high tech                                  2,000                     0
                                                                      --------------------   ------------------

        Net cash provided by investing activities                            8,100,000             2,947,000
                                                                      --------------------   ------------------

Cash flows from financing activities:
  Borrowings (repayments) of short term debt                                  (560,000)             (859,000)
  Increase (decrease) in margin accounts                                    (1,990,000)              351,000
  Repayments of long-term debt                                              (4,000,000)                    0
                                                                      --------------------   ------------------

        Net cash used in financing activities                               (8,550,000)             (508,000)
                                                                      --------------------   ------------------

Net increase (decrease) in cash and cash equivalents                           462,000             1,032,000

Cash and cash equivalents, beginning                                           350,000               375,000
                                                                      --------------------   ------------------

Cash and cash equivalents, end                                          $      812,000       $     1,407,000
                                                                      ====================   ==================

Supplemental Information:

Cash paid for interest                                                  $      481,000       $       857,000
                                                                      ====================   ==================

--------------------
*  Restated to conform to current period presentation.

 Attention is directed to the accompanying notes to these financial statements

                       WALNUT FINANCIAL SERVICES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PREPARATION

     The accompanying consolidated financial statements as of June 30, 1997, and for the three and six months ended June 30, 1997 and June 30, 1996, are unaudited; however, in the opinion of the management of Walnut Financial Services, Inc., a Utah corporation (the "Company"), such statements include all adjustments (consisting of normal recurring accruals) necessary to present a fair statement of the information presented therein.

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

2.   ORGANIZATION.

     The Company currently has three primary business focuses: (i) investing in start-up and early stage development companies, (ii) operating an investment vehicle that specializes in bridge financing to small to medium sized companies and (iii) providing diversified consulting and asset recovery services (recovery of financial assets, e.g., cash and securities, which had not been accounted for by its clients) to securities firms, banks and others. The Company engages in the investment business through its wholly-owned subsidiary, Walnut Capital Corp., a Delaware corporation ("Walnut"). Walnut was formed for the purpose of operating as a Small Business Investment Company (a "SBIC") under the Small Business Investment Act of 1958 (as amended, the "SBIA"), and is subject to regulations promulgated by the Small Business Administration (the "SBA") pursuant to the provisions of the SBIA. The Company pursues its bridge financings through its wholly-owned subsidiary, Universal Bridge Fund, Inc., a Delaware corporation ("Universal Bridge"). Universal Bridge owns 50% of the outstanding general partnership interests and approximately 83% of the limited partnership interests of Universal Partners, L.P., an Illinois limited partnership ("UPLP"). The Company engages in the consulting and asset recovery business through its wholly-owned subsidiary, NFS Services, Inc., a New York corporation ("NFS"), and NFS' wholly-owned subsidiaries: (i) Asset Recovery Services, Inc., a New York corporation ("ARS"), and (ii) NFS Collection Services, Inc., a New York corporation ("NFS Collection"). NFS conducts its operations both directly and through its subsidiaries. The Company also has other subsidiaries, the operations of which are currently immaterial to the Company's results on a consolidated basis.

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

     The Company has determined it is required to present its financial statements in accordance with generally accepted accounting principles and Securities and Exchange Commission ("SEC") regulations in the format applicable to investment companies. The Company had previously reported its financial statements in accordance with generally accepted accounting principles and SEC rules and regulations in the format applicable to operating companies. Accordingly, the financial information presented herein for December 31, 1996 and for the three and six month periods ended June 30, 1996 has been restated in accordance with generally accepted accounting principles and SEC rules in the format applicable to investment companies.


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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996.
For the six months ended June 30, 1997, the decrease in net assets resulting from operations was $513,000, or $.04 per share, as compared to a net increase in net assets resulting from operations of $1,279,000, or $.09 per share, for the six months ended June 30, 1996.

     The increase in earnings from the six months ended June 30, 1997 as compared to June 30, 1996 is due to the realized gains recognized in connection with the sale of marketable securities and changes in valuation of portfolio investments. Realized gains were $6,900,000 and unrealized depreciation was $6,135,000 for the six months ended June 30, 1997. Net realized gains and unrealized appreciation for the six month period ended June 30, 1996 was $3,740,000. For the six month period ended June 30, 1997, the unrealized depreciation attributable to the Company's wholly-owned subsidiary, NFS, was $1,018,000 and the unrealized appreciation from the Company's wholly-owned subsidiary, Universal Bridge, and it majority owned subsidiary, UPLP, was $155,000.

     Interest expense for the six months ended June 30, 1997 was $607,000 as compared to $829,000 for the same period in the prior fiscal year. The decrease of $222,000 is attributable to a repayment of $4,000,000 of the SBA debentures on April 1, 1997 and a reduction in margin loans payable to brokers.

     General and administrative expenses decreased $233,000 for the six months ended June 30, 1997 as compared to the same period in 1996 from $725,000 to $492,000 primarily due to a reduction in personnel costs.

     RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996. For the three months ended June 30, 1997, the net increase in net assets resulting from operations was $522,000, or $.04 per share, as compared to a net decrease in net assets resulting from operations of $345,000, or $.02 per share, for the three months ended June 30, 1996.

     The increase in earnings from the three months ended June 30, 1997 as compared to June 30, 1996 is due to the realized gains recognized in connection with the sale of marketable securities and changes in valuation of portfolio investments. Realized gains and unrealized appreciation was $1,876,000 for the three months ended June 30, 1997. For the three months ended June 30, 1996, realized gains were $576,000 and unrealized depreciation was $325,000. Unrealized depreciation attributable to the Company's wholly-owned subsidiaries was $814,000 as compared to $68,000 for the same period in the prior fiscal year.

     Interest expense for the three months ended June 30, 1997 was $247,000 as compared to $405,000 for the same period in the prior fiscal year. The decrease of $158,000 is attributable to a repayment of $4,000,000 on the Walnut Debentures (as hereinafter defined) on April 1, 1997 and a reduction in margin payable to brokers.

     General and administrative expenses decreased $162,000 for the three months ended June 30, 1997 as compared to the same period in 1996 from $400,000 to $238,000 primarily due to a reduction in personnel costs.

     LIQUIDITY AND CAPITAL RESOURCES OF WALNUT. As part of the SBIC program, Walnut has, from time to time, issued $12 million of debentures (the "Walnut Debentures") to an affiliate of the SBA. On September 1, 1995, debentures in the principal amount of $4 million were repaid and on April 1, 1997 debentures in the amount of $4 million were repaid. Walnut Debentures in the principal amount of $4 million were outstanding as of June 30, 1997. The amounts, maturities and interest rates of such Walnut Debentures are set forth below:


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

     In April 1997, Walnut received an unsecured loan from a related party in the amount of $400,000. The loan bears interest, which is payable upon maturity, at a rate of 9.5% per annum and matures on December 31, 1997. The note will be repaid in the quarter ended December 31, 1997.

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

     INVESTMENT PORTFOLIO CHANGES. For the six months ended June 30, 1997, the Company's portfolio decreased $7,335,000 due to the sale of certain investments which resulted in realized gains and changes in market prices for other marketable investments.

     The sale of certain portfolio investments resulted in unrealized appreciation/(depreciation) and the recognition of realized gains/(losses) during the six months ended June 30, 1997 as follows:


                                 Unrealized           Realized
                                Appreciation            Gain
                               (Depreciation)          (Loss)
                            --------------------   --------------
HealthCare Compare, Inc.    $     (4,646,000)      $  6,510,000
Jenna Lane                           398,000            283,000
Others, net                          (41,000)           107,000

     The Company's equity investments that appreciated/(depreciated) in value during the six months ended June 30, 1997 were as follows:


                              Unrealized
                             Appreciation
                            (Depreciation)
                         --------------------
GranCare, Inc.           $        537,000
I-Flow                           (409,000)
NFS                            (1,018,000)
Trans Global Services            (608,000)
Titan Pharmaceuticals            (135,000)
Vitalink                         (255,000)

Other                               42,000

No unrealized gains or losses were recorded in connection with the Company's non-marketable securities for the six months ended June 30, 1997.


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