Form 10-K405
period 1997-12-31
WALNUT FINANCIAL SERVICES INC
filed 1998-03-31
CIK 942378

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 ______________

                                   FORM 10-K

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ___________

                 Commission File Numbers 0-26072 and 814-00157

                        WALNUT FINANCIAL SERVICES, INC.
             (Exact name of Registrant as specified in its charter)

                  UTAH                          87-0415597
    (State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)       Identification Number)

       8000 TOWERS CRESCENT DRIVE
      SUITE 1070, VIENNA, VIRGINIA                22182
(Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code:  (703) 448-3771

          Securities Registered Pursuant to Section 12(b) of the Act:

                                      Name of Each Exchange
                 Title of Each Class   on which Registered
                 -------------------  ---------------------
                        NONE                  NONE


          Securities Registered Pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE

                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
requirements for the past 90 days.   YES [X]   NO [ ]

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

As of March 19, 1998, the Registrant had issued and outstanding 19,180,771.5 shares of the Registrant's common stock, $.01 par value per share (the "Common Stock"). The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 19, 1998, was $20,200,792.*


* Based on the last reported price of an actual transaction in Registrant's Common Stock on March 19, 1998 ($1 1/4), and reports of beneficial ownership filed by directors and executive officers of Registrant and by beneficial owners of more than 5% of the outstanding shares of Common Stock of Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of Registrant's Common Stock.

                                     PART I

ITEM 1. BUSINESS

     GENERAL. The Company is a closed-end management investment company, which elected on October 15, 1997 to be regulated as a business development company (a "BDC") under the Investment Company Act of 1940 (as amended, the "Investment Company Act"). As such, the Company is, among other requirements, required to invest at least 70% of its total assets in certain prescribed "Eligible Assets," which generally include securities of privately-held companies and cash items, government securities and high-quality short-term debt. The Company currently has three primary business focuses: (i) investing in start-up and early stage development companies, (ii) operating an investment vehicle that specializes in bridge financing to small to medium-sized companies and (iii) to a lesser extent, providing accounts receivable factoring services to small and medium-sized businesses. The Company engages in its investment business (x) primarily through its wholly-owned subsidiary, Walnut Capital Corp., a Delaware corporation ("Walnut Capital"), which was formed in 1980 for the purpose of operating as a Small Business Investment Company (an "SBIC") under the Small Business Investment Act of 1958 (as amended, the "SBIA") and is subject to regulations promulgated by the Small Business Administration (the "SBA") pursuant to the provisions of the Act and (y) to a lesser extent, through its wholly-owned subsidiary, Walnut Funds, Inc., a Delaware corporation ("Walnut Funds"), which has a 40% ownership interest in and indirectly (through WGP Management Company, Inc., a Delaware corporation in which Walnut Funds has a 40% ownership interest) provides investment management services to Walnut Growth Partners Limited Partnership, an Illinois limited partnership ("Walnut Growth"), a $30 million investment fund. The Company pursues its bridge financings through its wholly-owned subsidiary, Universal Bridge Fund, Inc., a Delaware corporation ("Universal Bridge"). Universal Bridge owns 50% of the outstanding general partnership interests and approximately 83% of the limited partnership interests of Universal Partners, L.P., an Illinois limited partnership ("UPLP"). The Company engages in its accounts receivable factoring business through its wholly-owned subsidiary, Pacific Financial Services Corporation, a Washington corporation based in Seattle ("Pacific Financial"), which was acquired by the Company in January 1998. The Company has begun to engage in the human resources and quality assurance consulting business through its wholly-owned subsidiary, Walnut Consulting, Inc., a Delaware corporation ("Walnut Consulting"). The activity of Walnut Consulting has not been significant to date. On September 29, 1997, the Company sold all of the outstanding stock of its wholly-owned subsidiary, NFS Services, Inc., a Delaware corporation ("NFS"), which had performed consulting and asset recovery services. Certain financial information of UPLP is contained in footnote 11 of the audited financial statements which are contained in this Report on Form 10-K.

     BACKGROUND PRIOR TO THE BUSINESS COMBINATION. The Company was organized under the laws of the State of Utah on June 26, 1984 under the name DNE Corporation. For the period 1984 through 1988, the Company engaged in manufacturing operations. After December 1988, the Company ceased all operations and converted its assets to cash and cash equivalents. During the period December 1988 to March 1992, the Company did not engage in operations. In March 1992, the Company acquired NFS and commenced its asset recovery business.

     THE BUSINESS COMBINATION. Prior to February 27, 1995, Walnut Capital was a privately held investment company managed by members of the Company's current management. On February 27, 1995, the former shareholders of Walnut Capital acquired the Company in a reverse acquisition (the "Business Combination").
The holders of shares of Walnut Capital $.10 par value common stock ("Walnut Capital Common Stock") exchanged each share of Walnut Capital Common Stock for
111.327 shares of the Company's Common Stock. As a result of the Business Combination, the Company issued 8,826,009 shares of Common Stock in exchange for all of the outstanding Walnut Capital Common

        Stock and may have inadvertently become an unregistered investment company. See "Business--BDC Election."

     CAPITAL FINANCING TRANSACTIONS SINCE THE BUSINESS COMBINATION. As a condition precedent to consummating the Business Combination, the Company initiated a private placement of its Common Stock which was completed in June 1995 (the "1995 Private Placement"). The Company sold 1,015,625 shares of Common Stock to investors in the 1995 Private Placement for gross proceeds of $2,031,250. In addition, the Company issued 125,000 shares of Common Stock as finders' fees in connection with the Business Combination and 45,270 shares of Common Stock as sales commissions in connection with the 1995 Private Placement.

     On June 17, 1996, the Company issued 801,974 shares of Common Stock, together with five-year warrants to purchase an additional 697,391 shares of Common Stock at an exercise price of $3.00, in connection with Universal Bridge's purchase of approximately 83% of the limited partnership interests and 50% of the general partnership interests of UPLP (the "Universal Acquisition"). The warrants issued in the Universal Acquisition were subsequently canceled pursuant to an exchange offer made by the Company whereby each holder elected to exchange their warrants for shares of newly issued Common Stock and cash in lieu of fractional shares. The exchange offer provided that one share of Common Stock would be issued to the holder for every four warrants held. The exchange offer was consummated on December 18, 1997.

     On October 27, 1997, the Company initiated a private placement to accredited investors (the "1997 Private Placement") of a minimum of 50, and a maximum of 80, units (the "Units") at $50,000 per Unit. Each Unit consisted of 50,000 shares of Common Stock and 35,000 Class A Redeemable Common Stock purchase warrants (a "Class A Warrant" and collectively, the "Class A Warrants"). Each Class A Warrant entitles the holder to acquire one share of Common Stock at an initial exercise price of $1.50. The Class A Warrants expire on October 15, 2002. Pursuant to the 1997 Private Placement, the Company issued 4,000,000 shares of Common Stock and 2,800,000 Class A Warrants for gross proceeds of $4,000,000. The Company used a portion of the proceeds of the 1997 Private Placement to acquire all of the issued and outstanding capital stock of Pacific Financial. Also on December 18, 1997, the Company consummated the sale of an additional 1,000,000 Class A Warrants to certain investors.

     BDC ELECTION. On October 15, 1997, the Company and certain of its subsidiaries (Walnut Capital, Universal Bridge and Walnut Funds) elected to be regulated as BDCs as provided by the Investment Company Act. The Company inadvertently became subject to the requirements of the Investment Company Act as a result of the Business Combination. From and after such Business Combination, the Company had relied on the one-year safe harbor exemption provided by Rule 3a-2 under the Investment Company Act from the registration, filing and operating requirements imposed by the Investment Company Act. The Company's one-year exemption period expired on February 27, 1996 and from such date the Company may be deemed to have been an unregistered investment company. As a result, certain actions taken after the expiration of the one-year exemption period may have violated the Investment Company Act.

     The Company has determined it is required to present its financial statements in accordance with generally accepted accounting principles and Securities and Exchange Commission regulations in the format applicable to investment companies. The Company had previously reported its financial statements in accordance with generally accepted accounting principles and Securities and Exchange Commission rules and regulations applicable to operating companies. Accordingly, the financial information presented herein for the years ended prior to December 31, 1997 has been restated in accordance with generally accepted accounting principles and Securities and Exchange Commission rules in the format applicable to investment companies which generally means that investments are reported at fair market value rather than cost, including wholly-owned subsidiaries.

     The Company's goal is to expand its business lines in order to become a single source for the various financing needs of small and medium-sized companies. The Company is actively pursuing the acquisition of additional operating businesses in the financial services industry, particularly in the accounts receivable factoring industry. Management anticipates that the Company may seek to cease to be a BDC upon the acquisition of additional operating businesses; however, the Company cannot change the nature of its business so as to cease to be a BDC unless such change is approved by the Company's stockholders in accordance with the Investment Company Act.

     WALNUT CAPITAL-GENERAL. Walnut Capital was incorporated on September 18, 1980 and maintains offices in Chicago, Illinois and Vienna, Virginia. Since 1984, Walnut Capital has invested in more than 100 start-up and early stage development companies (collectively, the "portfolio companies", individually, a "portfolio company"). Once an investment is made, Walnut Capital's principal objective is to assist the management of the portfolio company by utilizing the extensive experience and breadth of professional contacts of Walnut Capital's officers, directors, consultants and stockholders. Walnut Capital takes an active approach toward assisting a portfolio company's management to meet and exceed business objectives in order to enhance the potential return on Walnut Capital's investment. Walnut Capital's officers, directors, consultants and stockholders maintain contacts throughout the U.S. and international business and financial communities and are dedicated to introducing the management of portfolio companies to additional business contacts and sources of financing. Walnut Capital's officers, directors, consultants and stockholders provide extensive technical, operational and managerial assistance in a wide variety of industries, and maintain an array of sales and marketing contacts in the domestic and international business communities.

     Subject to various restrictions established pursuant to the SBIA and the Investment Company Act, Walnut Capital does not maintain a specific investment policy to guide its investment choices. Rather, each of Walnut Capital's officers reviews investment opportunities and, in collaborative fashion, seeks to identify and select the best among them. However, Walnut Capital, as a BDC, may not acquire any asset other than "Eligible Assets" unless, at the time the acquisition is made, Eligible Assets represent at least 70% of the Company's total assets (other than certain assets necessary for its operation, such as office furniture, equipment and facilities). See "Business--BDC Regulation"
for a description of "Eligible Assets." In general, Walnut Capital seeks to maintain a diversified portfolio of companies from various industries and various geographic locations. Walnut Capital also seeks to invest in companies with original or exclusive technology or expertise, and in companies that have the potential for revenue and earnings growth sufficient to become a candidate for a public offering within five years. Accordingly, Walnut Capital's portfolio companies are located throughout the United States and in numerous industries. Initial investment amounts range from $100,000 to $750,000, and may take the form of debt, equity or some combination thereof. The amount currently invested in each such company ranges from $100,000 to approximately $1,000,000 and takes the form as indicated below. Walnut Capital has the contractual right to appoint a member of, or an observer to, the boards of directors of a number of such companies. In addition, Walnut Capital currently has a representative on the board of directors of an additional number of such companies although Walnut Capital has no contractual right to continue such representation. Walnut Capital's representative on the board of directors of a portfolio company may receive options to purchase securities of the portfolio company if such options are provided pursuant to a plan covering all directors. There can be no assurance that Walnut Capital's representative to the board of directors of such companies can influence or affect policy with respect to such companies or that said representative will continue to be elected to the boards of directors of such companies. As of December 31, 1997, Walnut Capital held equity securities, including its investment in partnership equity, with a fair market value of $17.6 million, with a cost basis of approximately $11.0 million, and as of such date, approximately 74% of the fair market value of Walnut Capital's equity securities were concentrated in the health care industry. As of December 31, 1997, Walnut Capital's debt securities were valued
at $0.7 million, with a cost basis of approximately $1.3 million.   Below is a
list of certain of Walnut Capital's investments, divided into business categories, which in the aggregate constitute the principal investments of Walnut Capital as of December 31, 1997:

I. BIO-TECHNOLOGY COMPANIES                      II. COMPUTER AND HIGH-TECH COMPANIES
   Cell Therapeutics, Inc.(3)                        Nhancement Technology Corp.(2)(5)
                                                     J.L. Wickham Co., Inc.(2)(3)
                                                     Logic Devices Incorporated (1)(2)(3)
III. HEALTH CARE COMPANIES                           Multimedia Games, Inc.(1)(3)
     American HealthChoice, Inc.(3)                  SoftKat, Inc. (2)(5)
     American Psych Systems, Inc.(3)                 Thermo Information Solutions, Inc. (3)
     First Health Group Corp.(1)(2)(3)
     Ivonyx Group Services, Inc.(3)              IV. MEDICAL AND HEALTH PRODUCTS
     MHM Services, Inc. (1)(3)                       COMPANIES
     Paragon Health Network, Inc. (1)(2)(3)          I-Flow Corporation(1)(2)(3)
                                                     Greystone Medical Group, Inc. (1)(2)(3)
V. SERVICE-RELATED AND LOW-TECH COMPANIES            Med Images, Inc.(2)(3)
   AND OTHER INVESTMENTS                             Optiva Corporation(3)
   The Alta Group (1)(5)                             Osteoimplant Technology, Inc. (1)(2)(3)
   Consolidated Technology Group, Inc. (1)(3)        Rainbow Medical, Inc. (3)
   Inorganic Recycling, Inc. (1)                     VaxGen, Inc. (3)
   Jenna Lane, Inc. (3)
   Linters, Inc. (3)
   Site Based Media, Inc.
   TCOM Services, Inc.(5)
   Trans Global Services, Inc. (1)(2)(3)
   VINnet, Inc. (3)
   Vision III Imaging, Inc. (2)(3)

__________________
(1) Publicly traded.
(2) Walnut Capital representative on the board of directors.
(3) Investment in the form of equity only.
(4) Investment in the form of debt only.
(5) Investment in the form of a combination of equity and debt.

     SALE OF NFS. On September 29, 1997, the Company consummated the sale of all of the issued and outstanding capital stock of NFS to an entity (the "NFS Buyer") controlled by Mr. Eugene Scalercio, the Chief Executive Officer of NFS and former Director of the Company, for an aggregate purchase price of $150,000 in the form of a subordinated five-year note made by NFS Buyer. The Company will recognize into income the proceeds of such note when collected. The Company and, in the event that no event of default under such note shall have occurred and be continuing, NFS Buyer each have the right to require the Company to convert the note into a 15% equity ownership in NFS. As a condition to closing, NFS was required to pay to the Company $850,000 in satisfaction of an intercompany receivable. In connection with such sale, the Company and NFS entered into an agency agreement whereby the Company is entitled to 25% of the gross profit margin obtained by NFS in its consulting business (but not its asset recovery business). In addition, in the event that the Company provides working capital support or advances to NFS in connection with any consulting arrangement, NFS is obligated to provide such services for a negotiated commission. Pursuant to the agency agreement, Mr. Scalercio has agreed to not compete with NFS with respect to the consulting business for a period of three years and the NFS Buyer has likewise agreed not to compete for a period of ten years. During the term of the note, NFS is prohibited from declaring or paying any dividends or other distributions, acquiring or issuing any of its equity securities, merging or consolidating, liquidating, dissolving or effecting any form of reorganization, making any investments, incurring certain indebtedness, selling more than 5% of its assets or taking certain other actions without the Company's approval. Prior to the sale of NFS, the Company granted to Mr. Scalercio options to purchase 80,000 shares of Common Stock at an exercise price of $1.81 per share pursuant to the Company's 1994 Incentive Stock Option Plan.

     UPLP AND UNIVERSAL BRIDGE. Universal Bridge owns 50% of the outstanding general partnership interests and approximately 83% of the limited partnership interests of UPLP. The remaining 50% of the outstanding general partnership interests is indirectly owned by Windy City, Inc., an affiliate of the Company ("Windy City"). UPLP is an investment vehicle that specializes in bridge financing to small to medium-sized companies. UPLP targets investments that will provide significant return of capital from a known repayment source (such as a proposed initial public offering) within a six to eighteen month time frame. UPLP was formed in 1993 and has invested approximately $5 million in portfolio companies since its inception.

     As of December 31, 1997, UPLP had a fair market value of $1.4 million in equity securities with a cost basis of $1.2 million. UPLP's debt securities are valued at $0.5 million with a cost basis of $0.8 million. Below is a list of certain of UPLP's investments, divided into business categories, which in the aggregate constitute the principal investments of UPLP as of December 31, 1997:

I.   BIO-TECHNOLOGY COMPANIES                            II. COMMUNICATIONS AND MEDIA
     Cellegy Pharmaceuticals, Inc.(1)(2)                     COMPANIES
     Innapharma, Inc. (4)                                    Amplidyne, Inc.(1)(2)
     SunPharm Corporation(1)(2)                              Didax On-Line (1)(3)
                                                             IntraTel Group, Ltd. (3)
III. COMPUTER AND HIGH-TECH COMPANIES                        The Outlet Mall Network (4)
     Daleen Technologies, Inc.(4)                            Trex Communications (2)
     Dynaco Acquisition Corporation (2)
     Multimedia Games, Inc.(1)(2)                        IV. HEALTH CARE COMPANIES
     ThermoLyte Corporation(2)                               American HealthChoice, Inc.(1)(2)
     VictorMaxx Technologies, Inc.(1)(2)
                                                         VI. SERVICE-RELATED AND LOW-TECH
V.   MEDICAL AND HEALTH PRODUCTS COMPANIES                   COMPANIES AND OTHER INVESTMENTS
     Greystone Medical Group (1)(2)                          Country Star Restaurants(1)(2)
     Osteoimplant Technology, Inc. (1)(4)                    IDF International, Inc.(1)(4)
     Thermedics Detection Corp., Inc.(1)(2)                  Kat-Man-Du Entertainment(3)
                                                             Nations Flooring (1)(2)
                                                             Weitzer Homebuilders, Inc.(1)(3)
VII. BASIC INDUSTRY
     The Alta Group (1)(4)
     Galveston Steakhouse Corp. (3)
     Industrial Flexible Materials, Inc.(1)(2)
     Nuecol Corporation(2)
     S.C.R.U.B.S, Inc.(2)
     Thermo Euro Tech, N.V. (2)

______________________
(1) Publicly traded.
(2) Investment in form of equity only.
(3) Investment in form of debt only.
(4) Investment in form of a combination of equity and debt.

     WALNUT FUNDS. Walnut Funds owns a 40% interest in WGP Management Company, Inc. (the "Management Company") and a 40% interest in Walnut GP, L.L.C. (the "General Partner"), the 1% sole general partner of Walnut Growth. The General Partner is entitled to a portion of the gains on the investment made by Walnut Growth. The Teachers' Retirement System of the State of Illinois is the 99% sole limited partner and is obligated to provide nearly all of the capital for Walnut Growth. The Management Company provides investment management and other services to the General Partner and receives management fees. Walnut Growth was formed in October 1996 to provide initial financing to early stage and small companies and has currently invested approximately $6.0 million. In addition, as a result of Walnut Growth's institutional venture capital capabilities, the Company, through co-investments with Walnut Growth, is now able to participate in larger financings to more mature early-stage companies typically available to the institutional financing market.

     PACIFIC FINANCIAL. The Company purchased 100% of the issued and outstanding capital stock of Pacific Financial in January 1998. Pacific Financial provides accounts receivable factoring services to small and medium size businesses and is based in Seattle.

     WALNUT CONSULTING. Walnut Consulting was formed in January 1997 to provide various consulting services. Its current clients include three municipal governmental agencies for which Walnut Consulting provides human resources and quality assurance consulting services. It had insignificant revenues during the first six months of 1997; however, Walnut Consulting will be responsible for the agency relationship established with NFS. In addition, Walnut Consulting will continue to expand its existing human resources and quality assurance consulting business to geographically contiguous governmental agencies and quasi-governmental agencies.

     COMPETITION. Each of Walnut Capital, UPLP and Walnut Growth engages in the business of investing in companies through debt and equity participation. Consequently, each of Walnut Capital, UPLP, and Walnut Growth competes for investment opportunities with other venture capital companies, banks and other lenders and private investors. Many of such entities are significantly larger than the Company and have greater resources. However, Walnut Capital, UPLP and/or Walnut Growth typically work directly with the management of the investee companies and experience no direct competition once an initial investment has been made. Pacific Financial experiences competition from many other regional and national accounts receivable factoring companies, traditional banks and other financing sources.

     BDC REGULATION. On October 15, 1997, each of the Company, Walnut Capital, Walnut Funds and Universal Bridge elected to become regulated as BDCs under the Investment Company Act. Being regulated as a BDC imposes certain limitations upon the operations of the Company. The following is a brief description of the Investment Company Act as it relates to BDCs and is qualified in its entirety by reference to the full text of the Investment Company Act and the rules thereunder.

     Generally, to be eligible to elect BDC status, a company must engage in the business of furnishing capital and offering significant managerial assistance to companies that do not have ready access to capital through conventional financial channels. Such portfolio companies are termed "eligible portfolio companies." More specifically, in order to qualify as a BDC, a company must (i) be a domestic company; (ii) have registered a class of its securities or have filed a registration statement with the Commission pursuant to Section 12 of the Securities Exchange Act of 1934 (the "1934 Act"); (iii) operate for the purpose of investing in the securities of certain types of eligible portfolio companies, namely less seasoned or emerging companies and businesses suffering or just recovering from financial distress; (iv) offer to extend significant managerial assistance to such eligible portfolio companies; (v) have a majority of directors who are not "interested persons" (as defined in the Investment Company Act); and (vi) file (or, under certain circumstances, intend to file) a proper notice of election with the SEC.

     An eligible portfolio company generally is a United States company that is not an investment company and that (i) does not have a class of securities registered on an exchange or included in the Federal Reserve Board's over-the-counter margin list; (ii) is actively controlled by a BDC and has an affiliate of a BDC on its board of trustees or directors; or (iii) meets such other criteria as may be established by the SEC. Control under the Investment Company Act is presumed to exist where a BDC owns more than 25% of the outstanding voting securities of the eligible portfolio company.

     Making available significant managerial assistance by a BDC means any arrangement whereby a BDC, through its directors, trustees, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company. It is expected that one of the officers or employees of the Company, Walnut Capital or Walnut Funds will offer to serve on the board of directors of each private company in which the Company, Walnut Capital, Walnut Funds or Universal Bridge invests and, if such offer is not accepted, will offer to enter into a consulting contract with the management of each such private portfolio company. In such capacity, such person will offer his or her substantial experience in strategic management and, if requested, will lend his or her assistance in arranging financings, managing relationships with financing sources, recruiting management personnel, and evaluating acquisition and divestiture opportunities. Such person will be able to call on the experience of the other directors and officers of the Company, if needed.

     The Investment Company Act prohibits or restricts companies subject to the Investment Company Act from investing in other investment companies. Moreover, the Investment Company Act limits the type of assets that a BDC may acquire to certain prescribed Eligible Assets unless, at the time the acquisition is made, Eligible Assets represent at least 70% of the value of the BDC total assets (other than non-investment assets necessary or appropriate to its operations as a BDC). "Eligible Assets" include (i) privately acquired securities of companies that were eligible portfolio companies at the time the BDC acquired the securities; (ii) securities of bankrupt or insolvent companies; (iii) securities of eligible portfolio companies controlled by a BDC; (iv) securities received in exchange for or distributed in or with respect to any of the foregoing; and (v) cash items, government securities and high-quality short-term debt. The Investment Company Act also places restrictions on the nature of the transactions in which, and the persons from whom, securities can be purchased in order for the securities to be considered Eligible Assets.
Such restrictions include limiting purchases to transactions not involving a public offering and the requirement that securities be acquired directly from either the portfolio company or its officers, directors or affiliates.

     Many of the transactions involving an investment company and its affiliates (as well as affiliates of those affiliates) which would otherwise be prohibited without the prior approval of the SEC under the Investment Company Act are permissible for a BDC. However, certain transactions involving certain persons related to the Company, including its directors, officers and employees, may still require the prior approval of the SEC. In general, (i) any person who owns, controls or holds power to vote more than 5% of the Company's outstanding shares of Common Stock; (ii) any director, executive officer or general partner of that person; and (iii) any person who directly or indirectly controls, is controlled by, or is under common control with, that person, must obtain the prior approval of a majority of the company's disinterested directors and, in some situations, the prior approval of the Commission, before engaging in certain transactions involving the Company or any company controlled by the Company. The Investment Company Act generally does not restrict transactions between the Company and its eligible portfolio companies.

     Having elected to be regulated as a BDC, the Company may not change the nature of its business so as to cease to be, or withdraw its election as, a BDC unless authorized by "the vote of a majority of its outstanding voting securities" as determined in accordance with the Investment Company Act. A BDC may change the nature of its business so as to cease being a BDC (and in connection therewith withdraw its election to be treated as a BDC) only if authorized by its stockholders. Management expects that the Company, in the future, will seek to no longer be subject to the Investment Company Act; however, there can be no assurance that the Company will become eligible to no longer be subject to the Investment Company Act or that the requisite stockholder approval will be obtained.

     The Investment Company Act prohibits an investment company such as the Company from knowingly participating in a joint transaction with an affiliate of any director or investment adviser to the investment company. Accordingly, the Company may not, without exemptive relief from the SEC, participate in a joint transaction with the affiliates. The Company has currently co-invested with certain affiliates and intends to submit an exemptive application to the Commission to permit such co-investment in the future. The Company believes that it will be advantageous for the Company to co-invest with certain affiliates where such investment is consistent with the investment objective, strategies and other pertinent factors to the Company. The Company believes that co-investment by the Company and any affiliates will afford the Company the ability to achieve greater diversification and, together with any affiliates, the opportunity to exercise greater influence on the portfolio companies in which the Company and any affiliates invest together. Accordingly, the application will seek an exemptive order permitting the Company and certain affiliates to invest together in the same portfolio companies where appropriate. If the exemptive relief is granted, it is expected that the Company and affiliates will invest together in proportion to their respective amounts of capital available for investment where such is consistent with their respective investment objective, strategies and other pertinent factors. It is expected that exemptive relief permitting co-investment will be granted only upon the conditions, among others, that before a co-investment transaction is effected, the independent directors of the Company will review such co-investment. In the future, it is expected that prior to committing to a co-investment, a "required majority" (as defined in Section 57(o) of the Investment Company Act) of the independent directors of the Company will conclude that (i) the terms of the proposed transaction are reasonable and fair to the Company and its stockholders and do not involve overreaching of the Company and its stockholders on the part of any person concerned; (ii) the transaction is consistent with the interests of the stockholders of the Company and is consistent with the investment objective and policies of the Company; and (iii) the investment by affiliate co-investor would not disadvantage the Company in making its investment, maintaining its investment position, or disposing of such investment and that participation by the Company would not be on a basis different from or less advantageous than that of affiliate co-investor. There is no assurance that the application for exemptive relief will be granted by the SEC. Accordingly, there is no assurance that the Company
will be permitted to co-invest with any affiliates.    The Company also intends
to seek exemptive relief from the SEC to permit the Company, Walnut Capital, Walnut Funds and Universal Bridge to operate as one company for certain purposes of the Investment Company Act and to report solely on a consolidated basis for purposes of the 1934 Act.

     In addition to asset and income qualifications, a BDC is restricted as to the amount of leverage that it can incur. Generally, a BDC may not issue any class of senior security representing an indebtedness unless, immediately after such issuance or sale, it will have an asset coverage of at least 200%. "Asset coverage" of a class of senior security representing an indebtedness of an issuer means the ratio which the value of the total assets of such issuer, less all liabilities and indebtedness not represented by senior securities, bears to the aggregate amount of senior securities representing indebtedness of such issuer. Currently, the Company is in compliance with the asset coverage requirements.

     The Investment Company Act imposes certain capital structure requirements on BDCs, such as an overall 25% limit on the amount of derivative securities a BDC can have outstanding. In general, the amount of voting securities that would result from the exercise of all outstanding warrants, options, and rights to subscribe to, convert to, or purchase voting securities of a BDC at the time of issuance is not permitted to exceed 25% of the outstanding voting securities of the BDC. If, however, these outstanding derivative securities have been issued predominantly to management personnel as a component of their compensation, then a somewhat more restrictive upper limit may apply to the aggregate amount of derivative securities a BDC can have outstanding. In particular, if the amount of voting securities that would result from the exercise of all outstanding warrants, options, and rights issued to a BDC's directors, officers, employees, and general partners pursuant to an executive compensation plan would exceed 15% of the outstanding voting securities of the BDC, then the total amount of voting securities that would result from the exercise of all outstanding warrants, options, and rights at the time of issuance is not permitted to exceed 20% of the outstanding voting securities of the BDC.

     SBA REGULATION. Walnut Capital is licensed to operate as a SBIC under the SBIA, and is subject to regulation by the SBA. A number of the regulations are discussed below and reference is made to Part 13 of the Code of Federal Regulations ("CFR") for the full text of the regulations promulgated under the SBIA. SBICs are subject to periodic examination by the SBA staff for purposes of determining compliance with the SBA regulations. As an SBIC, Walnut Capital has received financial assistance from the SBA through the SBA's purchase of certain debentures from Walnut Capital.

     Under the SBIC program, Walnut Capital generally is permitted to make loans only to, or purchase securities only of, those small businesses which qualify as "Small Concerns". A "Small Concern", as defined in the SBA Act and the SBA regulations, is a business concern that is independently owned and operated and which is not dominant in its field of operation. In addition, a small business will qualify as a Small Concern only if, at the time of Walnut Capital's investment, either (i) it has a net worth, together with any affiliates, of $18 million or less and an average net income after Federal income taxes for the preceding two years of $6 million or less (average net income to be computed without benefit of any carryover loss), or (ii) it satisfies alternative criteria under the SBA regulations that focus on the industry in which the business is engaged and the number of persons employed by the business or its gross revenue. The SBA regulations prohibit an SBIC from providing funds to a Small Concern for certain purposes, such as for certain purchases of securities and real estate.

     Under the SBA regulations, loans to Small Concerns under the SBIC program generally must have a minimum maturity of five years. Short-term financing is permissible if the financing is (a) in contemplation of long-term financing of the Small Concern by Walnut Capital or a group including Walnut Capital equal to at least the amount of the short-term financing and the term for such short-term financing is no more than one year, (b) to protect prior investments by Walnut Capital, or (c) to finance certain ownership changes. The aggregate annual interest rate and other financing costs Walnut Capital may charge Small Concerns under the SBIC program is limited by the SBA regulations. As of December 31, 1997, the maximum rate relating to annual financing costs allowable under the SBA regulations was 15% for straight loans and 14% for loans containing an equity component.

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

     The SBA regulations restrict the amount of control an SBIC can exercise in connection with a Small Concern. A presumption of control exists whenever an SBIC and its associates (as defined in the SBA regulations), or two or more SBICs, control, (i) in the case of a Small Concern with fewer than 50 shareholders, 50% or more of the outstanding voting securities and, (ii) in the case of a Small Concern with 50 or more stockholders, more than 25% or a block of 20% or more which is as large or larger than the largest other outstanding block of voting securities. Temporary control is permitted whenever such control is reasonably necessary for the protection of the SBIC's investment. However, a plan to relinquish such control within a reasonable period (not to exceed seven years) must be submitted to the SBA, and any extension of such period must have prior SBA approval.

     The SBA regulations limit the dollar amount of Walnut Capital's investments in and loans to any single Small Concern and the affiliates of the Small Concern to 20% of Walnut Capital's common stock and additional paid-in capital ("Private Capital").

     The SBA regulations require that financing by certain entities deemed to be affiliates of Walnut Capital cannot be on terms more favorable than the terms on which Walnut Capital has participated in the financing of a Small Concern. The burden is on Walnut Capital to show that its terms are at least as favorable as those extended to the affiliate, and the transactions which are subject to this burden of proof are those extended contemporaneously with Walnut Capital's financing or within six months before or after the financing extended by Walnut Capital.

     Based on the valuation guidelines promulgated by the SBA (the "Valuation Policies"), Walnut Capital's loans are valued based on the value of the collateral, the borrower's ability to make payments, the borrower's capitalization and profitability, and other pertinent factors. Generally, the fair values assigned are amounts that are currently expected to be realized in the ordinary course of business assuming that the loans will be held to maturity. Therefore the fair value of loans, as determined in good faith by the Board of Directors of Walnut Capital, correspond to cost unless adverse factors lead to a determination of fair value at a lower amount, in which case the fair value assigned is based on the anticipated liquidation value of the collateral. Based on the Valuation Policies, the fair value of securities owned, as determined in good faith by the Board of Directors of Walnut Capital, is based on the liquidity of, existing market price for, and the anticipated sale price of, the securities, taking into account standard discounts relating to restricted securities and available trading volumes, as applicable. In determining market price, the Board of Directors of Walnut Capital refers either to the most recent bid price at which such securities were traded on a national exchange or automated quotation system or, in the case of privately-held companies, the price at which such securities were most recently sold by the issuer in its last round of equity financing. The reduction in fair value, if any, resulting from an assessment of the loans and securities owned by Walnut Capital is reflected in Walnut Capital's reserve for unrealized losses.

     SBA regulations prohibit purchasing securities of any company unless the proceeds of the subject transaction inure to the benefit of the issuer thereof. As such, Walnut Capital is effectively prohibited from making temporary investment divestiture and reacquisition decisions based solely on prevailing economic and market conditions. As a result, Walnut Capital can sell its investment holdings only at such time as it makes a decision that permanent divestiture of the subject investment is desirable. Therefore, the applicable regulations may cause Walnut Capital to make long-term investment decisions which are contrary to short-term prevailing economic and market circumstances. This regulatory structure, therefore, discourages profit taking except in the context of complete investment divestiture, and, therefore, encourages SBICs in general, and Walnut Capital in particular, to operate unprofitably despite the appreciation of securities which must be held until a final divestiture decision is made. Currently, management believes it is in the best interest of the Company not to completely divest of most of Walnut Capital's investments. These restrictions on Walnut Capital may substantially limit the ability of the Company to pay dividends in the future or operate profitability. In addition, the SBA regulations require that SBICs maintain a ratio of undistributed realized earnings (as defined by the SBA regulations to exclude unrealized gains and losses) to capital stock and surplus of not more than 50%.

     In 1996, the SBA had issued a finding that the Company had violated Section 107.903(b)(1) and (d) by financing an Associate (as defined in the SBIA) and paying fees to an Associate. Additionally, the SBA had issued a finding that the Company had violated CFR Section 107.501(b)(1), (3) and (4) by not seeking prior approval of the SBA for management services provided by Associates. The SBA subsequently determined that such findings had been resolved and that no further action was necessary.

     The last examination report issued to Walnut Capital by the SBA is dated May 14, 1996 and covered the 14-month period ended February 28, 1995. Another SBA examination covering the period from March 1, 1995 until February 28, 1997 was completed in April 1997. A written report is expected to be issued by the SBA in the near future. Management believes that the SBA's findings, if any, from this examination will not have a material affect on Walnut Capital or the Company as a whole.

ITEM 2. PROPERTY

     The Company and Walnut Capital lease their office space in Vienna, Virginia from Windy City.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not presently involved as plaintiff or defendant in any legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 18, 1997, the Company held its Annual Meeting of Stockholders (the "Annual Meeting"). At the Annual Meeting, the stockholders elected Burton
W. Kanter, Joel S. Kanter, William F. Burge, III, Solomon A. Weisgal, Gene E. Burleson, Albert Morrison, Jr. and Earl Chapman as the sole directors of the Company. In addition, the stockholders voted on and approved the following proposals at the Annual Meeting:

      Proposal 1: To elect seven (7) directors of the Company to serve until the 1998 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified;

      Proposal 2: To ratify the selection of Richard A. Eisner & Company, LLP as the Company's independent auditors;

      Proposal 3: To approve the Company's Amended and Restated 1994 Incentive
                  Stock Option Plan;

      Proposal 4: To approve the Company's private offering to issue and sell up to 80 of the Company's Units at $50,000 per Unit, with each Unit consisting of 50,000 shares of Common Stock and Class A warrants to purchase an additional 35,000 shares of Common Stock at an exercise price of $1.50 per share;

      Proposal 5: To approve the Company's issuance and sale of 1,000,000 Class
                  A warrants, having an exercise price of $1.50 per share, for aggregate consideration of $100,000;

      Proposal 6: To approve the extension of the expiration date from June 17,
                  2001 to June 30, 2005 of certain currently outstanding warrants to purchase up to 697,391 shares of Common Stock, having an exercise price of $3.00 per share, and the ratification of the Company's issuance thereof;

      Proposal 7: To approve the extension of the expiration date from June 30,
                  1998 to June 30, 2005 of certain currently outstanding warrants to purchase up to 452,533 shares of Common Stock, having an exercise price of $3.00 per share, and the ratification of the Company's issuance thereof; and

      Proposal 8: To approve the Company's exchange offer pursuant to which the
                  Company may issue up to 287,481 shares of Common Stock in exchange for currently outstanding warrants to purchase up to 1,149,924 shares of Common Stock having an exercise price of $3.00 per share.

Each of the proposals passed by the following tabulation of votes:

Proposal 1:                               FOR                ABSTAIN

        William F. Burge III           7,661,003.5            63,571
        Gene E. Burleson               7,661,003.5            63,571
        Earl Chapman                   7,661,003.5            63,571
        Burton W. Kanter               7,412,522.5           312,052
        Joel S. Kanter                 7,593,428.5           131,146
        Albert Morrison, Jr.           7,661,003.5            63,571
        Solomon A. Weisgal             7,593,428.5           131,146




Proposal 2:         FOR                AGAINST            ABSTAIN
                 7,617,279              21,600             85,695

Proposal 3:         FOR                AGAINST            ABSTAIN
                6,368,208.5            319,182            23,820

Proposal 4:         FOR                AGAINST            ABSTAIN
                6,295,257.5            323,542            92,411

Proposal 5:         FOR                AGAINST            ABSTAIN
                6,187,990.5            431,809            91,411

Proposal 6:         FOR                AGAINST            ABSTAIN
                6,193,137.5            425,662            92,411

Proposal 7:         FOR                AGAINST            ABSTAIN
                6,188,137.5            425,662            97,411

Proposal 8:         FOR                AGAINST            ABSTAIN
                6,193,807.5            419,992            97,411


                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     MARKET PRICE OF COMMON STOCK. As of March 19, 1998, the Company's stock transfer agent reported 19,180,771.5 shares of Common Stock outstanding, held by approximately 688 holders of record.

     Prior to the Business Combination, the Common Stock was quoted in the National Quotation Bureau's interdealer system through the Nasdaq "Bulletin Board" under the symbol NFSS. From February 27, 1995 until August 21, 1995, the Common Stock was quoted in the National Quotation Bureau's interdealer system through the Nasdaq "Bulletin Board" under the symbol WNUT. From and after August 22, 1995, the Common Stock has been listed on The Nasdaq National Market under the symbol WNUT. The following table shows the high and low trade prices for Common Stock for each quarter for the period January 1, 1996 through December 31, 1997 based upon information received from The Nasdaq Stock Market. Such quotations represent prices between dealers and may not necessarily include retail markups, markdowns or commissions, and may not represent actual transactions.

        QUARTER ENDED          HIGH      LOW
        -------------          ----      ---
        March 31, 1997       $1-5/16   $29/32
        June 30, 1997          3-1/8    13/16
        September 30, 1997     1-7/8    1-1/8
        December 31, 1997      1-3/4    1-3/8

        March 31, 1996       $3-3/16   $2-1/4
        June 30, 1996          2-7/8  2-11/32
        September 30, 1996     2-7/8    1-1/2
        December 31, 1996     2-1/16    1-1/8

     DIVIDENDS. The Company has paid no cash dividends since its inception and it is unlikely that any cash dividend will be paid in the future. The declaration in the future of any cash or stock dividends will be at the discretion of the Board depending upon the earnings, capital requirements and financial position of the Company, general economic conditions and other pertinent factors. Unless otherwise approved by the SBA, Walnut Capital is prohibited from making any dividend or other cash advance to the Company.

ITEM 6. SELECTED FINANCIAL INFORMATION

     The following selected financial data for the Company for the five-year period ended December 31, 1997 is presented below. The information for the years ended December 31, 1997, 1996, 1995, 1994 and 1993 is derived from the audited financial statements of the Company as of and for the five years then ended. The data should be read in conjunction with the financial statements, related notes and other financial information of the Company for such periods included elsewhere in this Report on Form 10-K.

                        WALNUT FINANCIAL SERVICES, INC.

                                                               Year Ended December 31,
                                          -------------------------------------------------------------------
                                                1997          1996          1995         1994*        1993*
                                          --------------------------------------------------------------------
Income Statement Data:
Investment income
 Interest income                                69,000        61,000       453,000      186,000       265,000
 Dividend income                                 6,000        16,000             0      257,000             0
                                           ------------------------------------------------------------------
Total income                                    75,000        77,000       453,000      443,000       265,000
Expenses:

 Interest expense                            1,099,000     1,597,000     1,698,000    1,594,000     1,500,000
 General and administrative                  1,490,000     1,651,000     1,282,000      722,000       751,000
                                           ------------------------------------------------------------------
Net investment (loss) before taxes          (2,514,000)   (3,171,000)   (2,527,000)  (1,873,000)   (1,986,000)
Income tax benefit                             858,000     1,268,000     1,438,000      725,000       729,000
                                           ------------------------------------------------------------------
Net investment (loss)                       (1,656,000)   (1,903,000)   (1,089,000)  (1,148,000)   (1,257,000)
                                           ------------------------------------------------------------------
Realized and unrealized gains on
 investments:
 Realized gain on sale of investments
 before income tax                           3,032,000     2,904,000     4,667,000    1,044,000      (297,000)
 Income tax provision                       (1,391,000)   (1,162,000)   (1,822,000)    (407,000)      116,000
                                           ------------------------------------------------------------------
Net realized gain on sale of investments     1,641,000     1,742,000     2,845,000      637,000      (181,000)
Unrealized appreciation depreciation)
 on investments tax                         (1,437,000)   (3,773,000)   (5,392,000)   4,608,000    (5,874,000)
Income tax (provision) benefit                 491,000       969,000     1,669,000   (1,797,000)    2,291,000
Net unrealized appreciation
 depreciation) on investments                 (946,000)   (2,804,000)   (3,723,000)   2,811,000    (3,583,000)
Net realized and unrealized gains
 (losses) on investments                       695,000    (1,062,000)     (878,000)   3,448,000    (3,764,000)
                                           ------------------------------------------------------------------
Net increase (decrease) in net assets
 resulting from operations                   $(961,000)  $(2,965,000)  $(1,967,000)  $2,300,000   $(5,021,000)
                                           ==================================================================
Income (loss) per share                           (.07)        (0.21)        (0.15)        0.28         (0.62)
                                           ------------------------------------------------------------------
Weighted average shares outstanding         14,779,317    14,247,099    12,747,656    8,353,860     8,130,213
Balance Sheet Data:
  Total assets                              26,509,000    32,353,000    35,073,000   33,132,000    28,458,000
                                           ==================================================================
  Current liabilities                        7,791,000    13,928,000    10,473,000   10,187,000     6,137,000
  Long-term liabilities                      2,044,000     4,038,000     9,201,000   10,680,000    13,107,000
                                           ==================================================================
Net Assets                                  16,674,000    14,387,000    15,399,000   12,265,000     9,214,000
                                           ------------------------------------------------------------------
Total Liabilities and Net Assets           $26,509,000   $32,353,000   $35,073,000  $33,132,000   $28,458,000
                                           ==================================================================

*      Includes the results of operations of Walnut Capital only

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 31, 1997 AND 1996.

     Results of Operations for the Fiscal Years Ended December 31, 1997 and 1996. Walnut Capital had realized gain income of $3,939,000, net of tax, for the year ended December 31, 1997, compared to $1,561,000, net of tax, for the year ended December 31, 1996. The realized gains result predominately from the sale of shares of First Health Group, Inc.(formerly HealthCare COMPARE Corp.), offset by realized losses at NFS and other portfolio companies.

     Interest expense decreased $373,000 to $844,000 during the year ended December 31, 1997, representing a 31% decrease from interest expense during the year ended December 31, 1996. Interest expense consists of two components: (1) interest paid to the SBA with respect to the Walnut Debentures (as defined below) ($464,000 and $731,000 for 1997 and 1996, respectively), and (ii) interest paid on margin accounts and bank lines and other debt ($380,000 and $483,000 for 1997 and 1996, respectively). The decrease in SBA interest expense was the result of repayment to the SBA of a $4 million Walnut Debenture on April 1, 1997.

     General and administrative expense decreased $2,000 to $768,000 during the year ended December 31, 1997. Lower personnel costs were offset by a write down of intangible assets representing prepaid travel expenses.

     Unrealized losses, net of tax, for the year ended December 31, 1997 were approximately $2.6 million, as compared to unrealized losses for the year ended December 31, 1996 of approximately $1.4 million, net of tax. The increase in unrealized loss for 1997 was due to the reversal of previously recorded unrealized gains and the reserve for the reduced valuation of various portfolio companies.

     Results of Walnut Financial Services, Inc.'s Operations for the Fiscal Years ended December 31, 1997 and 1996. The Company had interest income of $39,000 and general and administrative cost of $830,000 for the year ended December 31, 1996 as compared to $37,000 and $881,000, respectively, in the years ended December 31, 1996. Consolidated net loss for the Company was $961,000 for the year ended December 31, 1997 as compared to net loss of $2.96 million in the year ended December 31, 1996. The decrease in the loss was due to a reduction in the unrealized valuation of the Company's portfolio securities.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 31, 1996 AND 1995.

     Results of Walnut Capital Operations for the Fiscal Years Ended December 31, 1996 and 1995. Walnut Capital had realized gain income of $1,561,000, net of tax, for the twelve months ended December 31, 1996, compared to $2,845,000, net of tax, for the twelve months ended December 31, 1995. The realized gains resulted predominately from the sale of shares of HealthCare COMPARE Corp. (n/k/a First Health Group, Inc.) which produced approximately $2.2 million of realized gains in the period.

     Investment and other income decreased $405,000 to $40,000 for the twelve months ended December 31, 1996. The results for 1995 included realization of interest income from prior years on debt securities which was simultaneously converted to an equity position.

     Interest expense decreased $478,000 to $1,217,000 during the twelve months ended December 31, 1996, representing a 28% decrease under interest expense during the twelve months ended December 31, 1995. Interest expense consists of two components: (1) interest paid to the SBA with respect to the Walnut Debentures ($731,000 and $1,027,000 for 1996 and 1995, respectively), and (ii) interest paid on margin accounts and bank lines ($483,000 and $665,000 for 1996 and 1995, respectively). The decrease in SBA interest expense was the result of repayment of a $4 million Walnut Debenture on September 1, 1995.

     General and administrative expense increased $64,000 to $770,000 during the twelve months ended December 31, 1996, representing a 9% decrease under operating expense during the twelve months ended December 31, 1995.

     Unrealized losses for the twelve months ended December 31, 1996 were approximately $1.4 million, net of tax, versus unrealized loses for the twelve months ended December 31, 1995 of approximately $2.6 million, net of tax. The change is due to a lesser decline in market value of several of Walnut Capital's larger holdings in 1996 as compared to 1995.

     Results of Walnut Financial Services, Inc.'s Operations for the Years ended December 31, 1996 and 1995. During the year ended December 31, 1996, the Company had interest income of approximately $37,000, including $34,000 from NFS, and general and administrative expenses of approximately $881,000. Consolidated net loss for the Company was $2.9 million for the twelve months ended December 31, 1996 compared to net income of $1.9 million for the twelve months ended December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES.

     Liquidity and Capital Resources of Walnut Capital. As part of the SBIC program, Walnut Capital has, from time to time, issued $12 million of debentures to the SBA (the "Walnut Debentures"). On September 1, 1995, Walnut Debentures in the principal amount of $4 million had been repaid and on April 1, 1997, Walnut Debentures in the principal amount of $4 million were repaid. Walnut Debentures in the principal amount of $4 million were outstanding as of December 31, 1997. The amounts, maturities and interest rates of such Walnut Debentures are set forth below:

Principal Balance  Date Issued  Maturity  Interest Rate
-----------------  -----------  --------  -------------
 $  2,000,000       06/08/88    06/01/98      9.80%
 $  2,000,000       09/27/89    09/01/99      8.80%

     Interest on the Walnut Debentures is paid semi-annually, and principal is due at maturity. Walnut Capital has been current in all of its interest payments to the SBA. Walnut Capital repaid the $4 million Walnut Debenture due at April 1, 1997 in accordance with its terms. Additionally, Walnut Capital reduced its broker margin account by $1.99 million. The source of funds were primarily from the sale of First Health Group, Inc. (formerly HealthCare COMPARE Corp.) securities, creating a realized capital gain of approximately $6 million in the first quarter of 1997. Walnut Capital has cash and broker margin available to repay the $2 million of Walnut Debentures due June 1, 1998.

     The Walnut Debentures prohibit the distribution of earnings or other assets of Walnut Capital to the Company, except for distributions made out of undistributed realized earnings computed in accordance with SBA regulations. For so long as any indebtedness under the Walnut Debentures remains outstanding, Walnut Capital is prohibited from repurchasing or converting any of its equity (but not debt) securities or paying dividends (including dividends to the Company) without the consent of the SBA. In addition, Walnut Capital is prohibited from incurring any secured indebtedness, except for the $5,765,000 of secured indebtedness that was outstanding at April 8, 1994.
There are no limitations on the amount of unsecured indebtedness Walnut Capital can incur. The Walnut Debentures cannot be prepaid without payment of a substantial prepayment penalty related to the time of such prepayment.

     Liquidity and Capital Resources of the Company. Through June 1995, the Company sold 1,015,625 shares of Common Stock in the 1995 Private Placement at an offering price of $2.00 per share. The proceeds of the 1995 Private Placement were used primarily to (i) repay indebtedness of the Company, (ii) advance funds to NFS to allow NFS to pay indebtedness and accrued federal, state and city taxes, interest and penalties, and (iii) increase working capital of the Company.

     On August 31, 1995, the Company established a $4 million line of credit with American National Bank and Trust Company of Chicago ("ANB"). This line was replaced as of September 8, 1996 with a term loan of $2,850,000. This loan requires interest only payments on September 30, 1996 and December 31, 1996. A principal payment of $575,000 was made on March 31, 1997, with the balance due on July 31, 1997. The interest rate associated with this loan is ANB's base rate plus 2% (10.5% as of December 31, 1997). This loan was renewed and amended to provide for an initial principal payment of $250,000 and quarterly principal payments thereafter, commencing December 31, 1997, of $250,000. This loan has an amended maturity date of June 30, 1999 and a current principal amount outstanding of $1,775,000. Two Directors of the Company personally guarantee the loan. In April, 1997, the Company received an unsecured loan from a related party in the amount of $400,000. The loan bears interest at 9.5%. The loan will be repaid in 1998 in quarterly payments, commencing March 31, 1998, of $100,000.

     Pursuant to the 1997 Private Placement, the Company sold 4,000,000 shares of Common Stock and 2,800,000 Class A Warrants for gross proceeds of $4,000,000. The 1997 Private Placement closed in December 1997. Approximately $1,200,000 of the net proceeds of the 1997 Private Placement were used in connection with the acquisition of Pacific Financial. Also in December 1997 the Company sold an additional 1,000,000 Class A Warrants for total proceeds of $100,000.

     The Company does not anticipate any significant costs relating to upgrading or reprogramming of its software for the year 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Consolidated Financial Statements:                                                                       Page
----------------------------------                                                                       ----
Report of Independent Auditors ....................................................................       22
Consolidated Statements of Assets and Liabilities, December 31, 1997 and 1996 .....................       23
Investment in Securities, December 31, 1997 and 1996...............................................       24
Consolidated Statements of Operations,
years ended December 31, 1997, 1996 and 1995.......................................................       26
Consolidated Statements of Changes in Net Assets,
years ended December 31, 1997, 1996 and 1995.......................................................       27
Consolidated Statements of Cash Flows,
years ended December 31, 1997, 1996 and 1995.......................................................       28
Notes to Consolidated Financial Statements.........................................................       29

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Walnut Financial Services, Inc.

We have audited the accompanying consolidated statements of assets and liabilities of Walnut Financial Services, Inc. and subsidiaries (the "Company"), including the Schedule of Investments, as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in net assets and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included verification of investments owned as of December 31, 1997 and 1996, by correspondence with the custodian and by physical examination. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1997 and 1996, and the consolidated results of its operations and its consolidated cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.




Richard A. Eisner & Company, LLP
New York, New York
February 6, 1998

                WALNUT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES


                                                                         December 31,            December 31,
                                                                             1997                    1996*
                                                                         ------------            ------------
Assets:
Investments at Market or Fair Value:
    Marketable equity securities (cost of $1,448,000 in 1997 and
    $10,110,000 in 1996)                                             $    13,554,000    $          22,903,000
    Non-marketable equity securities (cost of $8,183,000 in 1997
    and $8,962,000 in 1996)                                                3,384,000                3,273,000
    Non-marketable debt securities (cost of $1,329,000 in 1997
    and $2,168,000 in 1996)                                                  659,000                1,647,000
    Partnership Interests (Cost of $1,862,000 in 1997 and
    $3,968,000 in 1996)                                                    2,389,000                3,821,000
                                                                     ---------------    ---------------------
       Total portfolio securities                                         19,986,000               31,644,000
Cash and cash equivalents                                                  6,479,000                  350,000
Other assets                                                                  44,000                  359,000
                                                                     ---------------    ---------------------
       Total assets                                                       26,509,000               32,353,000

Liabilities:
    Margin payable to brokers
    Notes payable to banks                                                 2,297,000                5,459,000
    Notes payable to others                                                2,025,000                2,850,000
    Notes payable to related party                                                 -                  875,000
    Accounts payable, accrued expenses and other current                     400,000                        -
      liabilities                                                          1,069,000                  744,000
    Debentures payable                                                     4,000,000                8,000,000
    Deferred tax liability                                                    44,000                   38,000
                                                                     ---------------    ---------------------
       Net assets                                                    $    16,674,000    $          14,387,000
                                                                     ===============    =====================
Preferred stock, no stated value, 1,000,000, no shares issued
Common stock, $.01 par value, 50,000,000 shares authorized,
18,656,687 and 14,616,687 issued and outstanding
Additional paid in capital                                                   187,000                  146,000
Accumulated deficit:                                                      18,237,000               15,030,000

    Net investment loss                                                  (12,676,000)             (11,020,000)
    Net realized gain on investment                                        8,263,000                6,622,000
    Net unrealized appreciation of investments                       $     2,663,000    $           3,609,000
                                                                     ---------------    ---------------------

      Net assets applicable to outstanding common shares
      (equivalent to $0.89 and $0.98 per share based on 18,656,687 and 14,616,687 outstanding common shares at December 31,
      1997 and 1996, respectively)                                   $    16,674,000    $          14,387,000
                                                                     ===============    =====================

*  Reclassified to conform to current period presentation

Attention is directed to the foregoing auditors' report and to the accompanying notes to these financial statements.

                WALNUT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                            INVESTMENT IN SECURITIES



                                                                              December 31,
                                                             -------------------------------------------
                                                                    1997                       1996*
                                                             --------------------------------------------
                                                              Shares        Value     Shares        Value
                                                             ---------------------------------------------
Common and Preferred Stocks -
Healthcare - 72% and 67%
    American HealthChoice, Inc.                                                         45,000      433,000
    American Psych Systems, Inc.                               122,950      150,000    122,950      150,000
    Aqua Care                                                                           30,000        1,000
    Paragon Health (formerly Grancare, Inc.)                   140,757    2,718,000    200,000    3,568,000
    Greystone Medical Group, Inc.                              200,000      100,000
    First Health Group Corp.                                   152,500    7,860,000    200,000   14,995,000
    I-Flow Corporation                                         300,000      945,000    300,000    1,578,000
    Ivonyx Group Services, Inc.                                100,000      100,000    100,000      100,000
    Med Images, Inc.                                           172,872      379,000    172,872      379,000
    MHM Services, Inc.                                          82,455       60,000     82,455       62,000
    Rainbow Medical, Inc.                                       25,000       50,000
    Vitalink, Inc.                                              83,100    2,005,000
                                                                         ----------              ----------
                                                                         14,367,000              21,266,000
                                                                         ----------              ----------
High technology- 2% and 4%
    Consolidated Technology Group, Inc.                        375,000       60,000    500,000       36,000
    Logic Devices Incorporated                                  45,000      110,000     45,000       96,000
    Multimedia Games, Inc.                                      33,334      167,000
    Nhancements Technology Corp.                                16,185       57,000
    Thermo Information Solutions, Inc.                          10,000       90,000
    J.L. Wickham Co., Inc. Common                              250,696            -    250,696      752,000
    J.L. Wickham Co., Inc. Preferred                           281,788            -    281,788      282,000
                                                                           --------               ---------
                                                                            317,000               1,333,000
                                                                           --------               ---------
Communications- 6% and 5%
    Site Based Media, Inc.                                     321,108       19,000    331,108       60,000
    Trans Global Services, Inc.                                 62,003      374,000    452,534      729,000
    Vision III Imaging, Inc.                                    10,585      847,000      9,960      797,000
                                                                          ---------               ---------
                                                                          1,240,000               1,586,000
                                                                          ---------               ---------
Biotechnology- 1% and 1%
    Biofactors                                                                           7,243       17,000
    Cell Therapeutics, Inc                                                              10,000       34,000
    Optiva Corporation                                          10,000       63,000     10,000       63,000
    Osteoimplant Technology, Inc.                               80,000       96,000     80,000       96,000
    Titan Pharmaceuticals                                                               24,411      201,000
    Vaxgen, Inc.                                                20,000       70,000
                                                                           --------               ---------
                                                                            229,000                 411,000
                                                                           --------               ---------

Environmental- 0% and 1%
    Clean America Corp                                          59,375            -     59,375        4,000
                                                                           --------                --------
                                                                                  -                   4,000
                                                                           --------                --------

Other- 4% and 5%
    Jenna Lane, Inc.                                                                    50,000      100,000
    Linter's, Inc.                                              42,784       75,000
    NFS Services, Inc.                                                                            1,131,000
    SoftKat, Inc.                                              155,309      311,000    155,309       40,000
    VINnet Inc. Common                                          25,000      125,000     25,000      125,000
    VINnet Inc. Preferred A                                        180      180,000        180      180,000
    VINnet Inc. Preferred B                                     37,643       94,000
                                                                           --------               ---------
                                                                            785,000               1,576,000
                                                                           --------               ---------

                                                                       -----------             -----------
    Total common and preferred stocks (cost $9,631,000 and
     $19,072,000)                                                       16,938,000              26,176,000
                                                                       -----------             -----------
Partnership interests - 12% and 12%
  Universal Partners. L.P. (majority-owned subsidiary)                   2,289,000               1,727,000
  Knox International                                                       100,000               2,094,000
                                                                       -----------             -----------
    Total partnership interests (cost $1,862,000 and 3,968,000)          2,389,000               3,821,000
                                                                       -----------             -----------
Debt securities - 3% and 5%
  Clean America Corp.                                                            -                  29,000
  NFS Services, Inc.                                                                               749,000
  Knox International                                                       200,000                 200,000
  TCOM Services, Inc.                                                      276,000                 414,000
  SoftKat, Inc.                                                            160,000                 160,000
  Biofactors                                                                                        28,000
  Performance Factors                                                                               44,000
  VINnet, Inc.                                                              23,000                  23,000
                                                                       -----------             -----------
    Total debt securities (cost $1,329,000 and $2,168,000)                 659,000               1,647,000
                                                                       -----------             -----------
    Total - 100% (cost $12,822,000 and $25,208,000)                    $19,986,000             $31,644,000
                                                                       ===========             ===========

* Reclassified to conform to current period classification.

 Attention is directed to the accompanying notes to these financial statements.

                WALNUT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               For the years ended December 31,
                                                         ------------------------------------------
                                                             1997            1996*           1995*
                                                         ------------     ----------      ---------
Investment income:
  Interest income                                             69,000          61,000        453,000
  Dividend income                                              6,000          16,000              0
                                                          ----------     -----------   ------------
Total income                                                  75,000          77,000        453,000

Expenses:
  Interest expense                                         1,099,000       1,597,000      1,698,000
  General and administrative                               1,490,000       1,651,000      1,282,000
                                                          ----------     -----------   ------------
Net investment (loss) before taxes                        (2,514,000)     (3,171,000)    (2,527,000)
Income tax benefit                                           858,000       1,268,000      1,438,000
                                                          ----------     -----------   ------------
Net investment (loss)                                     (1,656,000)     (1,903,000)    (1,089,000)
                                                          ----------     -----------   ------------
Realized and unrealized gains on investments:
  Realized gain on sale of investments before
  income tax                                               3,032,000       2,904,000      4,667,000
  Income tax provision                                    (1,391,000)     (1,162,000)    (1,822,000)
                                                          ----------     -----------   ------------
  Net realized gain on sale of investments                 1,641,000       1,742,000      2,845,000
                                                          ----------     -----------   ------------
  Unrealized (depreciation) on investments before
    income tax                                            (1,437,000)     (3,773,000)    (5,392,000)
  Income tax benefit                                         491,000         969,000      1,669,000
                                                          ----------     -----------   ------------
  Net unrealized (depreciation) on investments              (946,000)     (2,804,000)    (3,723,000)
                                                          ----------     -----------   ------------
  Net realized and unrealized gains  (losses) on
    investments                                              695,000      (1,062,000)      (878,000)
                                                          ----------     -----------   ------------
  Net increase (decrease) in net assets resulting
    from operations                                        $(961,000)    $(2,965,000)   $(1,967,000)
                                                          ==========     ===========   ============
Loss per share - basic and diluted                             $(.07)         $(0.21)        $(0.15)
                                                          ----------     -----------   ------------
Weighted average shares outstanding                       14,779,317      14,247,099     12,747,656
                                                          ==========     ===========   ============

*    Reclassified to conform to current period presentation.

Attention is directed to the foregoing auditors' report and to the accompanying notes to these financial statements.

                WALNUT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

                                                                             YEAR ENDED DECEMBER 31,
                                                                     -----------------------------------------
                                                                        1997          1996*         1995*
                                                                     -----------------------------------------
Decrease in net assets resulting from operations:
  Net investment loss                                                 $(1,656,000)  $(1,903,000)  $(1,089,000)
  Net realized gains on investments                                     1,641,000     1,742,000     2,845,000
  Net unrealized depreciation on investments                             (946,000)   (2,804,000)   (3,723,000)
                                                                      -----------    ----------    ----------
                                                                         (961,000)   (2,965,000)   (1,967,000)
                                                                      -----------    ----------    ----------
Increase in net assets resulting from capital share transactions:
  Issuance of 3,190,504 shares of common stock for business
    combination                                                                                     1,623,000
  Issuance of 452,533 shares of common stock and warrants for
    marketable securities                                                                           1,018,000
  Issuance of 1,060,895 shares of common stock and warrants for
    cash net of commissions                                                                         1,963,000
  Issuance of 125,000 shares of common stock for finders' fees                                        250,000
  Issuance of 69,000 shares of common stock for legal fees                                            128,000
  Issuance of 801,974 shares of common stock for Universal
    Partners acquisition                                                              1,793,000
  Issuance of compensatory warrants for consulting                                      125,000
  Issuance of 14,000 shares of common stock for legal fees                               35,000
  Exercise of stock options for 54,272 shares of common stock                                          75,000
  Issuance of 22,500 shares of common stock for litigation
    settlement                                                                                         45,000
  Issuance of 4,000,000 shares of common stock and warrants, net
    of costs                                                            3,198,000
  Issuance of 40,000 shares of common stock for
   litigation settlement                                                   50,000
                                                                      -----------    ----------    ----------
                                                                        3,248,000     1,953,000     5,102,000
                                                                      -----------    ----------    ----------
Total increase (decrease) in net assets                                 2,287,000    (1,012,000)    3,135,000

Net assets at beginning of period                                      14,387,000    15,399,000    12,264,000
                                                                      -----------    ----------    ----------
Net assets at end of period                                           $16,674,000   $14,387,000   $15,399,000
                                                                      ===========   ===========   ===========

* Reclassified to conform to current period classification.

Attention is directed to the foregoing auditors' report and to the accompanying notes to these financial statements.

                WALNUT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS


                                                                                   Years ended December 31,
                                                                       -------------------------------------------------
                                                                                1997           1996  *           1995  *
                                                                       -------------  ----------------  ----------------
Cash flows from operating activities:
 Net increase in net assets resulting from operations                       $(961,000)      $(2,965,000)      $(1,967,000)
 Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
  Net unrealized depreciation of investments                                1,437,000         3,773,000         5,392,000
  Net realized gain on investments                                         (3,032,000)       (2,904,000)       (4,667,000)
  Change in net deferred tax liability                                          6,000        (1,090,000)       (1,285,000)
  Issuance of compensatory warrants                                                 0           125,000                 0
  Receipt of securities in lieu of interest                                         0                 0          (437,000)
  Issuance of stock as litigation settlement                                        0                 0            45,000
  Changes in assets and liabilities:
   Other assets                                                               315,000           (30,000)          150,000
   Other liabilities                                                          325,000           148,000           141,000
                                                                           -----------------------------------------------
    Net cash used in operating activities                                  (1,910,000)       (2,943,000)       (2,628,000)
                                                                           -----------------------------------------------
Cash flows from investing activities:
 Purchases of common stock, healthcare                                       (314,000)         (234,000)       (4,585,000)
 Purchases of common stock, high tech                                         (50,000)                0                 0
 Purchases of common stock, other                                            (165,000)       (1,065,000)       (3,109,000)
 Purchase of general partnership interest                                     (75,000)                0                 0
 Purchase of debt securities, wholly-owned subsidiary                               0          (750,000)                0
 Purchase of debt securities, other                                                 0          (239,000)                0
 Proceeds from sale of common stock, healthcare                             9,221,000         5,950,000         4,591,000
 Proceeds from sale of common stock, high tech                                  2,000            23,000         2,668,000
 Proceeds from sale of common stock, other                                  3,870,000                 0           744,000
 Collection of wholly-owned subsidiary note                                   749,000                 0                 0
 Proceeds from sale of common stock                                         3,198,000                 0         2,037,000
 Collections from debt securities                                              65,000            50,000                 0
                                                                           -----------------------------------------------
      Net cash provided by investing activities                            16,501,000         3,735,000         2,346,000
                                                                           -----------------------------------------------
Cash flows from financing activities:
 Borrowings (repayments) of short term debt                                (1,700,000)       (1,144,000)          200,000
 Borrowings from related party                                                400,000
 Increase (decrease) in margin accounts                                    (3,162,000)          327,000           (89,000)
 Repayments of long term debt                                              (4,000,000)                0                 0
                                                                           -----------------------------------------------
     Net cash (used in) provided by financing activities                   (8,462,000)         (817,000)          111,000
                                                                           -----------------------------------------------
Net increase (decrease) in cash and cash equivalents                        6,129,000           (25,000)         (171,000)
Cash and cash equivalents, beginning                                          350,000           375,000           546,000
                                                                           -----------------------------------------------
Cash and cash equivalents, end                                             $6,479,000       $   350,000       $   375,000
                                                                           ===============================================
Supplemental Information:
Cash paid for interest                                                     $  813,000        $1,576,000        $1,636,000
                                                                           ===============================================
Issuance of common stock for legal fees                                    $        -        $   35,000        $        -
                                                                           ===============================================
Issuance of common stock and warrants for partnership interest             $        -        $1,793,000        $        -
                                                                           ===============================================
Issuance of common stock and warrants for marketable securities            $        -        $        -        $1,018,000
                                                                           ===============================================


*  Reclassified to conform to current period presentation.
Attention is directed to the foregoing auditors' report and to the accompanying notes to these financial statements.

                        WALNUT FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION

     The Company is a closed-end management investment company, which elected on October 15, 1997 to be regulated as a BDC under the Investment Company Act of 1940 (as amended, the "Investment Company Act"). As such, the Company will, among other requirements, be required to invest at least 70% of its total assets in certain prescribed "Eligible Assets," which generally include securities of privately-held companies and cash items, government securities and high-quality short-term debt. As of December 31, 1997, the Company has two primary business focuses: (i) investing in start-up and early stage development companies and
(ii) operating an investment vehicle that specializes in bridge financing to small to medium-sized companies. The Company engages in its investment business
(x) through its wholly-owned subsidiary, Walnut Capital Corp., a Delaware corporation ("Walnut Capital"), which was formed in 1980 for the purpose of operating as a Small Business Investment Company (an "SBIC") under the Small Business Investment Act of 1958 (as amended, the "SBIA") and is subject to regulations promulgated by the Small Business Administration (the "SBA") pursuant to the provisions of the SBIA, and (y) through its wholly-owned subsidiary, Walnut Funds, Inc., a Delaware corporation ("Walnut Funds"), which has an ownership interest in and indirectly provides investment management services to Walnut Growth Partners Limited Partnership, an Illinois limited partnership ("Walnut Growth"), a $30 million investment fund. The Company pursues its bridge financings through its wholly-owned subsidiary, Universal Bridge Fund, Inc., a Delaware corporation ("Universal Bridge"). Universal Bridge owns 50% of the outstanding general partnership interests and approximately 83% of the limited partnership interests of Universal Partners, L.P., an Illinois limited partnership ("UPLP"), which was established in 1994. The Company has begun to engage in the human resources and quality assurance consulting business through its wholly-owned subsidiary, Walnut Consulting, Inc., a Delaware corporation ("Walnut Consulting"), which activity is currently insignificant. Management anticipates that the Company may seek to cease to be a BDC upon the acquisition of additional operating businesses; however, the Company may not change the nature of its business so as to cease to be a BDC unless such change is approved by the Company's shareholders in accordance with the Investment Company Act. As a result of the technical nature of the Investment Company Act, the Company's wholly-owned subsidiaries, Walnut Capital, Walnut Funds and Universal Bridge, also have each elected to be regulated as a BDC. On September 28, 1997, the Company sold all of the outstanding stock of its wholly-owned subsidiary, NFS Services, Inc., a Delaware corporation ("NFS"), which performed consulting and asset recovery services.

     On February 27, 1995, the Company issued 8,826,009 shares of its Common Stock (including 333,981 shares issued in August 1995 in settlement of an appraisal action brought by two dissenting shareholders) in exchange for all of the outstanding common stock of Walnut Capital (such transaction is referred to herein as the "Business Combination.") The Company also issued 125,000 shares of Common Stock as finders' fees in connection with the Business Combination.

     In connection with the Business Combination, the Company engaged in a private placement (completed in June 1995) of its Common Stock for net proceeds of $1,962,490 (the "1995 Private Placement"). In addition, the Company issued 45,270 shares of Common Stock in lieu of the payment of cash commissions in connection with the 1995 Private Placement.

     For financial accounting purposes, in accordance with applicable accounting standards, the Business Combination has been accounted for as a reverse acquisition of the Company by the stockholders of Walnut Capital. Immediately after the consummation of the Business Combination, and without taking into account any sales in the 1995 Private Placement, the stockholders of Walnut Capital owned approximately 73% of the Company. In connection with the Business Combination, the Company recorded goodwill of approximately $2,200,000. As a result, on February 27, 1995, Walnut Capital was deemed to have acquired the Company in exchange for 3,190,504 shares of Common Stock and incurred acquisition costs of approximately $700,000. The net assets of the Company, exclusive of goodwill, were valued at approximately $100,000.

     On June 17, 1996, the Company issued 801,974 shares of Common Stock, together with five-year warrants to purchase an additional 697,391 shares of Common Stock at an exercise price of $3.00, in connection with the purchase by Universal Bridge (the "Universal Acquisition") of approximately 83% of the limited partnership interests and 50% of the general partnership interests of Universal Partners L.P. ("UPLP"). The warrants issued in the Universal Acquisition were subsequently canceled pursuant to an exchange offer made by the Company whereby each holder elected to exchange their warrants for shares of newly issued Common Stock and cash in lieu of fractional shares. The exchange offer provided that one share of Common Stock would be issued to the holder for every four warrants held. The exchange offer was consummated on December 18, 1997. Universal Bridge's purchase of interests in UPLP has been accounted for as a purchase according to Accounting Principles Board Opinion
16. The investment assets of UPLP at the time of acquisition were $1,251,000, net debt securities were $423,000, total assets were $2,266,000 and liabilities were $75,000.

     On October 27, 1997, the Company initiated a private placement to accredited investors (the "1997 Private Placement") of a minimum of 50, and a maximum of 80, units (the "Units") at $50,000 per Unit. Each Unit consisted of 50,000 shares of Common Stock and 35,000 Class A Redeemable Common Stock purchase warrants (a "Class A Warrant" and collectively, the "Class A Warrants"). Pursuant to the 1997 Private Placement, the Company issued 4,000,000 shares of Common Stock and 2,800,000 Class A Warrants for gross proceeds of $4,000,000. The Company used a portion of the proceeds of the 1997 Private Placement to acquire all of the issued and outstanding capital stock of Pacific Financial Services Corporation. (See Note 13 -- "Subsequent Event"). Also on December 18, 1997, the Company consummated the sale of an additional 1,000,000 Class A Warrants to certain investors for $100,000.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION. The financial statements include the accounts of the Company, Walnut Capital, Universal Bridge, Walnut Funds and Walnut Consulting, each from the applicable date of acquisition or organization. Intercompany transactions and balances have been eliminated in consolidation.

     NET LOSS PER SHARE. The Company adopted SFAS No. 128 "Earnings Per Share" in the period ended December 31, 1997 and has retroactively applied the effects thereof for all periods presented. Accordingly, the presentation of per share information includes calculations of basic and diluted income (loss) per share. There was no impact on the per share amounts previously reported.

     GENERAL. Walnut Capital is an SBIC licensee. The accompanying financial statements include financial information for Walnut Capital that has been prepared on a basis appropriate for SBICs as indicated by the American Institute of Certified Public Accountants in its guide, Audits of Investment Companies.

     INVESTMENT VALUATION. The non-marketable investments are stated at fair value as determined by the Board at December 31, 1997. The Board takes into account developments since the acquisition of the investments, and other factors pertinent to the valuation of investments. The Board, in making its valuation, has in many instances relied on financial data and on estimates by the investee companies and professional advisors as to the effect of future developments. The marketable investments and/or their derivatives are carried at market value. Market values are determined based on the average of the closing quotations as of December 31, 1997 and the preceding two trade days, recognizing a percentage reduction when applicable.

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS. The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments other than investments:

      Cash and cash equivalents approximate fair value.

     Short-term payables -- the carrying amount approximates fair value due to the short-term maturities of these instruments.

     Long-term debt approximates fair value based on borrowing rates currently offered to the Company.

     INCOME TAXES. Deferred tax liabilities and assets are recognized for the estimated future tax consequences of temporary differences and net operating loss carryforwards. Temporary differences are primarily the result of the differences between the tax bases of assets and liabilities and their financial reporting amounts. Deferred tax liabilities are measured by applying enacted statutory tax rates, applicable to the future years, in which deferred tax liabilities are expected to be settled or realized. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense consists of the taxes payable for the current period and the change in deferred tax assets and liabilities during the period.

     The Company is not entitled to the treatment available to regulated investment companies and is taxed as a regular corporation for federal and state income tax purposes. The Company files a consolidated federal income tax return with its four wholly owned subsidiaries.

     CASH AND CASH EQUIVALENTS. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents for purposes of the statement of cash flows. Cash and cash equivalents which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments with commercial banks. The Company had approximately $3,372,000 of temporary cash on deposit in excess of insured amounts as of December 31, 1997.

     MARGIN ACCOUNTS. The Company uses margin accounts established at several brokerage houses for operations. Interest accrues at the brokers' call rate plus 1% and is charged monthly on the margin balance.

     FIXED ASSETS. Fixed assets are recorded at cost. Depreciation is computed on the straight line method over the estimated economic lives of the assets, which range from 5 to 7 years.

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

     STOCK-BASED COMPENSATION. During 1996, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (APB 25) but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans. (See Note 12)

3.    LONG-TERM DEBT

      A) SBA DEBENTURES

     Debentures payable were $4,000,000 at December 31, 1997 (the "Walnut Debentures"). One Walnut Debenture with a principal balance of $2,000,000 is payable to SBIC Funding Corp. or its designee on June 1, 1998 and bears interest at 9.80%, payable semiannually on June 1 and December 1 of each year. One Walnut Debenture with a principal balance of $2,000,000 is payable to SBIC Funding Corp. or its designee on September 1, 1999 and bears interest at 8.8%, payable semiannually on March 1 and September 1 of each year.

     All principal and interest payments due pursuant to the Walnut Debentures have been paid as required. Payment of the Walnut Debentures is guaranteed by the SBA. Under the terms of the Walnut Debentures, Walnut Capital may not, without prior permission of the SBA, repurchase or retire any of its common stock or make any distribution to the Company, except from undistributed realized earnings computed in accordance with SBA regulations.

     In 1996, the SBA had issued a finding that the Company had violated Section 107.903(b)(1) and (d) by financing an Associate (as defined in the SBIA) and paying fees to an Associate. Additionally, the SBA had issued a finding that the Company had violated CFR Section 107.501(b)(1), (3) and (4) by not seeking prior approval of the SBA for management services provided by Associates. The SBA subsequently determined that such findings had been resolved and that no further action was necessary.

     The last examination report issued to Walnut Capital by the SBA is dated May 14, 1996 and covered the 14-month period ended February 28, 1995. Another SBA examination covering the period from March 1, 1995 until February 28, 1997 was completed in April 1997. A written report is expected to be issued by the SBA in the near future. Management believes that the SBA's findings, if any, from this examination will not have a material affect on Walnut Capital or the Company as a whole.

     As of December 31, 1997 and December 31, 1996, the Walnut Debentures payable are due as follows:

                      1997        1996
                   ----------   -----------
             1997               $4,000,000
             1998  $2,000,000   $2,000,000
             1999  $2,000,000   $2,000,000
                   ----------   ----------
                   $4,000,000   $8,000,000
                   ==========   ==========

     B) NOTES TO OTHERS

     As of December 31, 1996, the Company had outstanding a promissory note to a third party representing principal owed of $875,000. The note was issued in connection with an acquisition by the Company of a limited partnership interest in Knox Liquidating Partnership, L.P., which, in turn, has an ownership interest in a catalog company known as Foster & Gallagher, Inc. Such note accrued interest at 8% per annum. Principal was payable in two installments, $175,000 on January 31, 1997 and the remaining $700,000 on July 31, 1997. The loan was paid off during 1997 in connection with the liquidation of the Knox Liquidating Partnership.

     C) NOTES PAYABLE TO BANKS

     On August 31, 1995, the Company established a $4 million line of credit with American National Bank and Trust Company of Chicago ("ANB"). This line was replaced as of September 8, 1996 with a term loan of $2,850,000. A principal payment of $575,000 was made on March 31, 1997 and the balance was due on July 31, 1997. This loan was renewed and amended to provide for an initial principal payment of $250,000 on December 31, 1997 and quarterly principal payments thereafter. This loan has an amended maturity date of June 30, 1999. The interest rate associated with this loan is ANB's base rate plus 2% (10.5% as of December 31, 1997). Two Directors of the Company personally guarantee the loan.

     D) NOTES PAYABLE TO RELATED PARTIES

     In April 1997, the Company received an unsecured loan from a related party in the amount of $400,000. The loan bears interest at 9.5% and is to be repaid in quarterly payments commencing March 31, 1998, of $100,000.

4. MARGIN BROKERAGE ACCOUNTS

     Brokerage margin payable to one investment banker consists of advances of $1,147,000 under a line of credit as of December 31, 1997. The brokerage account accrues interest on a monthly basis at the brokers' call rate plus 1% (7.25% at December 31, 1997) and was collateralized by 50,000 shares of First Health Group common stock, having a fair market value of approximately $2,577,000 at December 31,

1997, and 22,872 shares of Paragon Health common stock, having a fair market value of approximately $441,000 at December 31, 1997.

     Brokerage margin payable to a second investment banker consists of advances of $1,150,000 under a line of credit as of December 31, 1997. Advances under this line cannot exceed 40% of the quoted market bid for shares accepted by the investment banker, and this amount is calculated on an ongoing basis to reflect market changes. The brokerage account accrues interest on a monthly basis at the brokers' call rate plus 1% (7.25% at December 31, 1997) and is collateralized by 100,000 shares of First Health Group, Inc. common stock, having a fair market value of approximately $5,154,000 at December 31, 1997 and 117,885 shares of Paragon Health common stock, having a fair market value of approximately $2,277,000 at December 31, 1997.

5.   INCOME TAXES

     As at December 31 the components of the Company's net deferred tax asset and liability were as follows:

                                        1997         1996
                                      ----------   ----------
      Deferred tax liability:
       Unrealized gains               $2,162,000   $3,681,000

      Deferred tax asset:
       Net operating loss benefit     (2,118,000)  (3,643,000)
                                      ----------   ----------
      Net deferred tax liability      $   44,000   $   38,000
                                      ==========   ==========

     The difference between book and tax accounting for investments is the primary source of the non-current deferred tax liability. For financial reporting purposes, investments are carried at market and for income tax purposes, investments are carried at cost. This resulted in unrealized gains that are treated as temporary differences under standards for accounting for income taxes.

     The components of the income taxes for the years ended December 31 were as follows:




                                                1997             1996              1995
                                            ------------     -------------     -------------
Tax (benefit) on net income:
                                  Federal       (729,000)       (1,073,000)       (1,222,000)
                                    State    $  (129,000)    $    (195,000)    $    (216,000)
                                             -----------     -------------     -------------
                                    Total    $  (858,000)    $  (1,268,000)    $  (1,438,000)
                                             ===========     =============     =============
Tax expense on realized gain:
                                  Federal      1,182,000           988,000         1,549,000
                                    State    $   209,000     $     174,000     $     273,000
                                             -----------     -------------     -------------
                                    Total    $ 1,391,000     $   1,162,000     $   1,822,000
                                             ===========     =============     =============



                                                  1997             1996           1995
                                              ------------    -------------   -------------
Tax expense (benefit) on unrealized
loss:                                Federal  $  (417,000)    $(824,000)        (1,419,000)
                                     State        (74,000)     (145,000)       $  (250,000)
                                              ------------    -------------   -------------
                                              $  (491,000)    $(969,000)       $(1,669,000)
                                              ============    =============   =============

     The Company's effective federal tax rate was 44% in 1997, compared to an overall statutory rate of 34%. This difference was due to the non-taxable realized loss associated with the sale of NFS, a wholly-owned subsidiary.


                                            1997              1996               1995
                                        ----------         -----------        -----------
Pre-tax (loss)/gain                     $(919,000)         $(4,202,000)       $(3,252,000)
                                        =========          ===========        ===========
Federal tax expense/(benefit) at
statutory rate of 34%                    (312,000)          (1,428,000)        (1,106,000)

Non-deductible items related to
wholly-owned subsidiary                   390,000              374,000                  0

State tax, net of federal benefit         (55,000)             (96,000)          (233,000)

Alternative minimum tax                    80,000               27,000
                                        ----------         -----------        -----------
                                          103,000           (1,123,000)        (1,339,000)
Other - net                               (61,000)              48,000             54,000
                                          -------          -----------        -----------
Tax (benefit) expense                     $42,000          $(1,075,000)       $(1,285,000)
                                          =======          ===========        ===========

     As of December 31, 1997, the Company had net operating loss carryforwards available for federal income tax purposes as follows:


                              Expiration
                              ----------
                                 2006            $   20,000
                                 2007             2,588,000
                                 2008             1,933,000
                                 2009               643,000
                                 2010               295,000
                                                 ----------
                                                 $5,479,000
                                                 ==========

6. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

     a. LEASE

     The Company leases office space and services for Walnut Capital from an affiliate at approximately $5,000 per month as of December 31, 1997. The lease is renewable annually at the discretion of the parties. The Company paid approximately $58,000, $57,000, and $52,000 for rent for the years ended December 31, 1997, 1996, and 1995, respectively, and $9,000, $70,000, and
$44,000 for services for the years ended December 31, 1997, 1996 and 1995, respectively.

      b. EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements with Burton W. Kanter and Joel S. Kanter. In addition, Walnut Capital had entered into an employment agreement with Michael Faber. Effective December 31, 1996, Michael A. Faber resigned from Walnut Capital and Walnut Capital has no further contractual obligations to him. Mr. Burton Kanter's employment agreement provides that he is entitled to a minimum base salary of $100,000 per annum (which is paid in part to Mr. Kanter individually and in part to his sole proprietorship doing business as BK Consultants; see Footnote 7 - Related Party Transactions.) He is also entitled to a bonus as determined by the Board of Directors from time to time in its absolute and sole discretion. Amounts due under Mr. Burton Kanter's employment agreement were not paid in 1997 and 1996 and are being accrued by the Company. The terms and conditions of the employment agreement of Mr. Joel Kanter are generally identical to that of Burton Kanter except that Joel Kanter is entitled to a minimum base salary of $70,000 per annum; however, the Board of Directors determined to increase such base salary to $200,000 for fiscal 1997 and 1996 and was increased to $225,000 for 1998 (see Footnote 7 - Related Party Transactions). Joel Kanter's agreement also differs in that Joel Kanter has agreed not to compete with the Company or NFS (but not Walnut Capital) for a period of three years after his termination of employment with Walnut Capital. In the event of termination of any of the agreements without cause, Messrs. Kanter would be entitled to one year's salary. Each of the agreements expired by its terms in February 1998.

7. RELATED PARTY TRANSACTIONS

     The Company and its subsidiaries retain a law firm at which an officer of the Company has been of counsel since 1993. Legal fees of approximately $249,000, $165,000 and $165,000 were incurred by the Company for the years ended December 31, 1997, 1996 and 1995, respectively.

     At December 31, 1997 and 1996, approximately $123,000 and $128,000, respectively, were due to the law firm and are included in accounts payable, accrued expenses and other current liabilities in the accompanying financial statements.

     As described above at Footnote 7.c., the Company retains Mr. Burton W. Kanter and his sole proprietorship doing business as BK Consultants to render services regarding the Company's operations and investment matters. Salary to Mr. Kanter and fee payments to such sole proprietorship of $15,000 were paid for the year ended December 31, 1995. There were no payments in 1997 and 1996, but $100,000 in salary was accrued by the Company for 1997 and 1996.

     Periodically an officer of Walnut Capital, or a designee of Walnut Capital, serves in the capacity of director or observer to the board of directors of investee companies.

     Prior to March 1, 1995, Walnut Capital retained Mr. Joel S. Kanter on a consulting basis to perform due diligence and monitor certain investment matters. Fees paid to Mr. Kanter for professional services performed for the period from January 1, 1995 through February 28, 1995 were approximately $20,000. As of March 1, 1995, Mr. Kanter became an officer of the Company and received salary payments of approximately $50,000 for the period March 1, 1995 through December 31, 1995. (See Footnote 6.b. - Employment Agreements.)

     Mr. Joel S. Kanter and Mr. Burton Kanter personally guarantee the amounts due to ANB under the Company's line of credit (see Footnote 3).

8. CONCENTRATION OF CREDIT RISK

     The Company has significant holdings of investments in the health care industry. Total investments in debt and equity were approximately $14,367,000 as of December 31, 1997 (including unrealized appreciation of approximately $9,248,000 as of December 31, 1997).

     Additionally, substantially all of the Company's cash and securities are held by a custodian broker who is highly capitalized and a member of major securities exchanges or at a major banking institution.

9. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     The Company from time to time makes commitments to provide financing in the form of loans, debt securities and equity investments. The Company's maximum exposure to credit loss in the event of nonperformance by the other party is represented by the contractual notational amount of these instruments. As of December 31, 1997, no commitments were outstanding.

     The Company evaluates each portfolio investee's credit worthiness on a case-by-case basis. Generally, collateral is not obtained by the Company upon the extension of credit.

10.  SHAREHOLDERS' EQUITY

     a. PREFERRED STOCK.

           The Company is authorized to issue up to 1,000,000 shares of its preferred stock in one or more series. As of December 31, 1997, no shares of preferred stock were outstanding.

     b. COMMON STOCK.

           In December 1997, in connection with the 1997 Private Placement, the Company issued 4,000,000 shares of Common Stock and 2,800,000 warrants for net proceeds of $3,098,000. The exercise price of these warrants, which are not exercisable prior to October 15, 1998 without the consent of the underwriter of the 1997 Private Placement, is $1.50.

     c. COMMON STOCK OPTIONS AND WARRANTS.

           (1) In connection with a business combination with NFS Services, Inc. ("NFS") in a prior year, the Company adopted the NFS Services, Inc. 1989 Incentive Stock Option Plan (as amended, the "1989 Plan"). The 1989 Plan is administered by a stock incentive plan administrative committee appointed by the Company's Board of Directors (the "1989 Plan Committee"). The 1989 Plan Committee has the authority, subject to approval by the Company's Board of Directors and the terms of the 1989 Plan, to select the persons to whom awards may be granted, to determine the terms of each award, to interpret the provisions of the 1989 Plan and to make all other determinations that it may deem necessary or advisable for the administration of the 1989 Plan. The 1989 Plan provides for the grant of "incentive stock options," as defined under Section 422(b) of the Internal Revenue Code ("incentive options"), and options that do not so qualify ("nonstatutory options"), as determined in each individual case by the 1989 Plan

      Committee. The Company's Board of Directors has reserved 33,700 shares of Common Stock for issuance under the 1989 Plan. Awards of stock options to purchase 33,700 shares of Common Stock were granted pursuant to the 1989 Plan to various officers, employees and consultants of the Company, or its subsidiaries. All of said options were either canceled or expired during 1997. As a result of the Business Combination, no further awards will be granted under the 1989 Plan.

           (2) In 1994, the Company adopted the NFS Services, Inc. (Utah) 1994 Incentive Stock Option Plan which was amended and restated and approved by the Company's stockholders in December 1997 (as amended, the "1994 Plan"). The 1994 Plan is administered by a stock incentive plan administrative committee appointed by the Company's Board of Directors (the "1994 Plan Committee"). The 1994 Plan Committee has the authority, subject to approval by the Company's Board of Directors, the terms of the 1994 Plan and the Investment Company Act, to select the persons to whom awards may be granted, to determine the terms of each award, to interpret the provisions of the 1994 Plan and to make all other determinations that it may deem necessary or advisable for the administration of the 1994 Plan. The 1994 Plan provides for the grant of incentive stock options, nonstatutory options, and restricted stock and stock appreciation rights ("SARs"), as determined in each individual case by the 1994 Plan Committee. The Company's Board of Directors has reserved 1,000,000 shares of Common Stock for issuance under the 1994 Plan. The Company has granted options under the Plan as follows:


                                                        1997                                     1996
                                               ----------------------------           ---------------------------------
                                               Shares         Weighted avg.           Shares             Weighted avg.
                                                              exercise price                             exercise Price
Options outstanding at beginning of year       253,500              $2.55              119,500                 $2.76
 Granted                                       199,000              $1.84              134,000                 $2.36
 Expired                                       (76,500)             $2.84
 Canceled                                     (165,000)             $2.41
                                               -------                                 -------
Options outstanding at end of year             211,000              $1.88              253,500                 $2.55
                                               =======                                 =======
Options exercisable at end of year             117,500              $1.86              129,500                 $2.76
                                               =======                                 =======

The weighted average life of options outstanding is 7.05 years.

        (3) In connection with the Business Combination, the Company assumed the Walnut Capital Corporation 1987 Stock Option Plan (as amended, the "1987 Plan"). The 1987 Plan is administered by a stock option plan administrative committee appointed by the Board of Directors (the "1987 Plan Committee"). The 1987 Plan Committee has the authority, subject to approval by the Company's Board of Directors and the terms of the 1987 Plan, to select the persons to whom awards may be granted, to determine the terms of each award, to interpret the provisions of the 1987 Plan and to make all other determinations that it may deem necessary or advisable for the administration of the 1987 Plan. The 1987 Plan provides for the grant of incentive stock options or nonstatutory options, as determined in each individual case by the 1987 Plan Committee. There are 806,930 shares of Common Stock reserved for issuance under the 1987 Plan. Awards of incentive stock options to purchase up to 149,958 shares of Common Stock, and awards of nonstatutory options to purchase 656,972 shares of Common Stock, have been granted pursuant to the 1987 Plan to various officers, directors, employees, and consultants of Walnut Capital. During 1997, incentive stock options for 149,958 shares were canceled in connection with termination of employment. Of the non-qualified stock options, options for 67,020 shares were also canceled in 1997. Options outstanding at year end are subject to a variety of vesting requirements and, at December 31, 1997, 582,646 shares were exercisable. The exercise price of the options outstanding pursuant to the 1987 Plan is $1.80 per share of Common
      Stock. The average exercise price of options outstanding under the 1987 Plan is $1.80. As a result of the Business Combination, no further awards will be granted under the 1987 Plan. During the year ended December 31, 1997, no options to acquire Common Stock were exercised.

           (4) In addition to options granted pursuant to the 1989 Plan, the 1994 Plan and the 1987 Plan, the Company issued other non-plan options. At December 31, 1996 there were 245,000 non-plan options outstanding. These options were issued at various exercise prices ranging from $2.00 to $3.00. During 1997, all 245,000 options were canceled.

           (5) Warrants: All warrants outstanding at December 31, 1996 either expired or were canceled during 1997. In December 1997, the Company sold 1,000,000 warrants for $100,000 to five investors. The exercise price of the warrants, which were immediately exercisable, is $1.50

11. CONDENSED STATEMENTS OF WHOLLY-OWNED SUBSIDIARIES

     The following are the condensed financial information of Universal Bridge's majority-owned subsidiary, Universal Partners, L.P., as of December 31, 1997 and for the year ended December 31, 1997 and for the period from June 18, 1996 (date of acquisition) through December 31, 1996:

                                               1997          1996
                                            -------------------------
Statement of Operations Data

    Net investment (loss) income            $ (114,000)   $  (62,000)
    Realized gains on sale of investments      553,000       270,000
    Unrealized gain (loss) on investments      177,000      (172,000)
                                            ----------    ----------
    Net income                              $  616,000    $   36,000
                                            ----------    ----------
Balance Sheet Data

    Investments in marketable equity
      securities (cost of $662,000 and
      $580,000, respectively)               $  986,000    $  940,000

    Investments in non-marketable equity
      securities (cost of $534,000 and
      $334,000, respectively)                  434,000       233,000

    Investments in non-marketable debt
      securities (less reserves of
      $320,000 and $285,000, respectively)     485,000       614,000
                                            ----------    ----------
                                            $1,905,000    $1,787,000
                                            ==========    ==========

    Total assets                            $2,790,000    $2,190,000
    Total liabilities                           56,000        27,000
                                            ----------    ----------
    Partnership capital                     $2,734,000    $2,163,000
                                            ==========    ==========

12.  STOCK OPTION COMPENSATION

     The Company applies APB Opinion 25 and related interpretations in accounting for its employee stock option and purchase plans. In October, 1995, Statement of Financial Accounting Standards No. 123 ("SFAS 123") were issued and requires the Company to elect either expense recognition or disclosure-only alternative for stock based employee compensation. The expense recognition provision encouraged by SFAS 123 would require fair-value based financial accounting to recognize compensation expense for the employee stock compensation plans. The Company has elected the disclosure-only alternative.

     The Company has computed the pro forma disclosures required under SFAS 123 for employee stock options granted as of December 31, 1997, 1996, and 1995 using the Black Scholes option pricing model prescribed by SFAS 123. The weighted average fair value at date of grant for options granted during the years ended December 31, 1996 and 1995 is $1.16 and $1.95, per option, respectively. There were no employee options granted during 1997.

     In estimating the value of options pursuant to the accounting provisions of Financial Accounting Standard No SFAS 123 the Company used the following assumptions:

                                      Year Ended
                         ------------------------------------
                         December 31, 1996  December 31, 1995
                         -----------------  -----------------
Risk free interest rate     5.9% - 7.9%        5.3% - 6.6%
Expected life                 5 years            5 years
Expected volatility             67%                62%
Dividend yield                   0                  0

     If compensation cost was measured using the fair value provisions of SFAS 123 then the Company's net loss and net loss per share would have been approximately $3,226,000 and ($.23) and $2,106,000 and ($.17), respectively, for the years ended December 31, 1996 and 1995.

13. SUBSEQUENT EVENT

     On January 28, 1998 the Company entered into a Stock Purchase Agreement to acquire all outstanding common stock of Pacific Financial Services Corporation ("Pacific") for $3,000,000 consisting of $1,500,000 in cash, $300,000 of the Company's common stock, $300,000 in short term notes and $900,000 in notes payable January 2, 2002. Since the 1997 Private Placement occurred prior to the closing of Pacific, the $300,000 short-term notes were paid at the Pacific closing in accordance with the terms of the acquisition agreement. The remaining notes are unsecured and bear interest at 8%. Pacific is in the business of accounts receivable factoring in the Northwest United States.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The Company's current executive officers and directors are as follows:


Name                   Age  Position
---------------------  ---  ----------------------------------------------
Burton W. Kanter       67   Chairman of the Board
Joel S. Kanter         41   President, Chief Executive Officer and Director
William F. Burge, III  55   Director
Gene E. Burleson       57   Director
Solomon A. Weisgal     71   Director
Albert Morrison, Jr.   60   Director
Earl Chapman           72   Director
Joshua S. Kanter       35   General Counsel and Secretary
Robert F. Mauer        43   Chief Financial Officer and Treasurer

     BURTON W. KANTER. Mr. Kanter has served as a Director of the Company since February 27, 1995 and the Chief Executive Officer of Walnut Capital Corp., a Delaware corporation ("Walnut Capital"), a subsidiary of the Company, since February 27, 1995. He has been a director of Walnut Capital since 1983, and was the President of Walnut Capital between 1987 and February 27, 1995, and Treasurer of Walnut Capital from January 1994 until February 27, 1995. Mr. Kanter is of counsel to Neal Gerber & Eisenberg, a Chicago, Illinois law firm. From 1961 through 1985, Mr. Kanter was a partner in the law firm of Kanter & Eisenberg or its predecessor firms. He is the author of numerous articles and a frequent lecturer in the field of Federal income taxation, and founder and senior editor of the nationally known column in the Journal of Taxation called "Shop Talk." He is a member of the faculty of the University of Chicago Law School. He is a director of numerous companies, including the following public companies: First Health Corp., Scientific Measurement Systems, Inc., and Logic Devices Incorporated. He is a member of the Board of Directors or the Board of Trustees of: the Midwest Film Center of the Chicago Art Institute, the Chicago International Film Festival, and the Museum of Contemporary Art of Chicago. He is also on the advisory board of the Wharton School of the University of Pennsylvania Real Estate Center and the University of Chicago Annual Tax Conference. Mr. Kanter is the father of Joel S. Kanter and Joshua S. Kanter (Secretary of and General Counsel to the Company).

     JOEL S. KANTER. Mr. Kanter has been a Director and the President of the Company since February 27, 1995 and has been the Chief Executive Officer of the Company since April 15, 1996. From 1988 to February 27, 1995, Mr. Kanter was a consultant to Walnut Capital. Mr. Kanter has served as President of Windy City, a privately held investment firm, since July 1986. From 1978 through 1979, Mr. Kanter served as a Legislative Assistant to Congressman Abner J. Mikva (D-Ill.) specializing in Judiciary Committee affairs. From 1980 through 1982, Mr. Kanter served as a Special Assistant to the National Association of Attorneys General, representing that organization's positions in the criminal justice and environmental arenas. From 1982 through 1984, Mr. Kanter served as Staff Director of the House Subcommittee on Legislative Process chaired by Congressman Gilles D. Long (D-La.). In that capacity, he also lent assistance to the House Democratic Caucus which was also chaired by Congressman Long. From 1985 through 1986, Mr. Kanter served as Managing Director of The Investors' Washington Service, an investment advisory company specializing in providing advice to large institutional clients regarding the impact of federal legislative and regulatory decisions on debt and equity markets. Clients of The Investors' Washington Service included Amoco Oil, AT&T, Bankers Trust, Citicorp, Chase Manhattan Bank, Chrysler Corporation, General Motors, J.C. Penney, and others. Mr. Kanter currently serves on the Boards of Directors of Encore Medical Corporation, Greystone Medical Group, Inc., I-Flow Corporation and Paragon Health Network, Inc. Mr. Kanter is the son of Burton W. Kanter and the brother of Joshua S. Kanter.

     WILLIAM F. BURGE, III. Mr. Burge has been a Director of the Company since February 27, 1995. Mr. Burge has been a director of Walnut Capital since 1992. Since 1987, Mr. Burge has been Chairman of the Houston Metropolitan Transit Authority Board of Directors. He is on the Board of Directors of Wallis State Bank, former Trustee of the University of Houston Foundation and Tartan Corp. Recently, he was appointed Vice-Chairman of Harris County-Houston Sports Authority. He was also appointed to the Honorary Advisory Board of the
International Business College of Dalian, China.   He is also a Board member
and past Chairman of the West Houston Association. Since 1980, he has been a Board member of Sky Ranch and Vice Chairman of the Harris County Housing Finance Corporation. Since 1970, Mr. Burge has served as Managing Director and Vice Chairman of the Board of Directors of Mitsubishi Estate Company Associates, USA, as well as President and Managing Director of Ayrshire Corp. He also has experience in commercial and residential real estate development in Houston, Dallas, New York, New Orleans, Atlanta and Los Angeles. He is on the advisory board of the Wharton School of the University of Pennsylvania Real Estate Center and a member of the Urban Land Institute.

     GENE E. BURLESON. Mr. Burleson has been a Director of the Company since June 1996. From February 1997 to August 1997, Mr. Burleson was Chief Executive Officer and a Director of Vitalink Pharmacy Services Inc., a provider of pharmacy services to various healthcare providers. From October 1989 to February 1997, Mr. Burleson was employed by GranCare, Inc., a provider of routine and specialty medical care and rehabilitative services, where he served as President and a Director from October 1989 to December 1990 and as Chief Executive Officer and a Director from December 1990 to February 1997. He assumed the position of Chairman of the Board of GranCare Inc. in January 1994 and served in this capacity until November 1997, when GranCare Inc. was merged into Paragon Health Network Inc. Mr. Burleson became a Director of Paragon Health Network Inc. in November 1997. Mr. Burleson is also a Director of Alternative Living Services and Deckers Outdoor Corporation. From June 1986 to March 1989, Mr. Burleson was President of American Medical International, Inc.

     SOLOMON A. WEISGAL. Mr. Weisgal has been a Director of the Company since February 27, 1995. Mr. Weisgal has been a director of Walnut Capital since 1984. Mr. Weisgal is a Certified Public Accountant and has been President of Solomon A. Weisgal, Ltd., a financial consulting firm, since its inception in 1979. Mr. Weisgal is presently a director of The Alta Group Ltd., SportsTrac, Inc. and numerous other privately-held concerns.

     ALBERT MORRISON, JR. Mr. Morrison has been a Director of the Company since August 13, 1997 and a director of Walnut Capital since 1984. Mr. Morrison is President of Morrison, Brown, Argiz & Company, Certified Public Accountants. He has more than 35 years experience as an accountant and is a member of a number of professional accounting institutes and associations. Mr. Morrison is Vice Chairman of the Dade County Industrial Development Authority, Secretary of the Board of Trustees of Florida International University, and a member of the Board of Directors of Chicago Holdings, Inc., Heico Corporation, Logic Devices Incorporated and a Trustee of the Greater Miami Chamber of Commerce.

     EARL CHAPMAN. Mr. Chapman has been a Director of the Company since October 8, 1997. Mr. Chapman is currently the Chief Executive Officer and Chairman of Booklines, Hawaii Ltd., a Hawaiian distributor of books, music, video tapes and other souvenir products. Prior to joining Booklines, Hawaii Ltd., Mr. Chapman was the Chief Executive Officer and Chairman of SiLite Corporation, a manufacturer of plastic food service products. Mr. Chapman serves as the President of the Board of the Neighborhood Justice Center, a volunteer mediation agency comprised of approximately 200 volunteer mediators.

     JOSHUA S. KANTER. Mr. Kanter has been the Secretary of the Company since February 28, 1995 and General Counsel of the Company since September 14, 1995. Since November 1997, Mr. Kanter has been Chief Executive Officer of The Alta Group Ltd. and its wholly-owned subsidiary, Greenway Environmental, Inc., companies specializing in waste management services. Since June 1993, Mr. Kanter has also been counsel to Barack Ferrazzano Kirschbaum Perlman & Nagelberg, a Chicago, Illinois law firm specializing in securities, corporate and real estate law. Mr. Kanter was an associate at that firm from September 1987 to February 1990. Since 1986, Mr. Kanter has also been vice-president of Windy City. Mr. Kanter is the son of Burton W. Kanter and the brother of Joel
S. Kanter.

     ROBERT F. MAUER. Mr. Mauer has been the Treasurer of the Company and Walnut Capital since February 1996 and is currently also the Chief Financial Officer. From 1991 to February 1996, he was Director of Corporate Planning of Washington Gas Light Company and, concurrently, Vice-President of its non-utility subsidiaries. In this planning role, he developed the strategic plan for the Washington Gas Light Company and was responsible for acquisition and divestiture analysis. The non-utility subsidiaries activities included manufacturing, contracting, home improvement and real estate. Mr. Mauer was employed by Owens Corning from 1977 until 1991. While there, he held a variety of financial positions that involved both domestic and international assignments. His responsibilities included roles of Manager of Consolidated Accounting, Controller and Treasurer of British Operations in Wrexham, Wales, which encompassed complete financial responsibilities of a manufacturing and import/export company. Other financial roles included that of Assistant Treasurer in Brussels, Belgium where he was in charge of all foreign currency transactions for Owens Corning.

ITEM 11.  EXECUTIVE COMPENSATION

     SUMMARY COMPENSATION. The following table sets forth the compensation paid by the Company to Messrs. Burton W. Kanter, Joel S. Kanter and Robert F. Mauer in the last three fiscal years of the Company (collectively, the "Named Executive Officers"). Such persons were the executive officers of the Company and its subsidiaries whose cash compensation exceeded $100,000 for the 1997 fiscal year. Amounts paid to Messrs. Burton Kanter, Joel Kanter and Robert Mauer reflect the fiscal years ended December 31, 1997, 1996 and 1995.

                           SUMMARY COMPENSATION TABLE

                                                                                  Long Term
                                                                                Compensation
                                                                                -------------
                                                                                   Awards
                                                     Annual Compensation        -------------
                                                   ------------------------       Options/
Name and Current Principal Position      Year      Salary ($)      Bonus ($)       SARs(#)
-----------------------------------      ----      ----------      ----------      -------
Burton W. Kanter(1)                      1997        $100,000             --            --
 Chairman of the Board                   1996         100,000             --            --
                                         1995         150,000(2)          --            --

Joel S. Kanter, (3)                      1997        $200,000         50,000(4)         --
  President and Chief Executive          1996         200,000             --            --
  Officer                                1995          70,000             --            --

Robert F. Mauer,                         1997        $100,000         30,000(4)         --
  Chief Financial                        1996          91,667(5)          --       125,000 options
  Officer and Treasurer                  1995              --             --            --


(1) Mr. Burton Kanter was the President and Treasurer of Walnut Capital prior to the Business Combination.
(2) Of the $150,000 reported, $15,000 was base salary and $135,000 was paid to Mr. Kanter, d/b/a BK Consultants, in the form of consulting fees.
(3) Mr. Joel Kanter was a consultant to Walnut Capital prior to the Business Combination.
(4) The Company paid bonuses of $50,000 and $30,000 to Mr. Joel Kanter and Mr. Mauer, respectively, in January 1998 with respect to their job performance for the fiscal year 1997.
(5) Mr. Mauer joined the Company on February 1, 1996. Amounts reported reflect an annual salary of $100,000.

     OPTIONS AND OTHER AWARDS. The following table provides information regarding the repricing of any options and SAR's previously awarded to any executive officer of the Company during the last ten years.

                         TEN YEAR OPTION/SAR REPRICINGS

----------------------------------------------------------------------------------------------------------------------------------
                            Number of
                            securities                                                                           Length of original
                            underlying          Market price of                                                     option term
                            options/SAR's       stock at time of      Exercise price at                           remaining at date
                          repriced or amended     repricing or        time of repricing     New exercise price     of repricing or
     Name         Date          (#)               amendment ($)       or amendment ($)           ($)                  amendment
-----------------------------------------------------------------------------------------------------------------------------------
Robert F. Mauer  10/8/97      100,000               $1 1/2                 $2.50                 $2.00            90 days after
                                                                                                                  termination of
                                                                                                                  employment

     The following table provides certain information regarding options granted to the Named Executive Officers.

                  AGGREGATED OPTIONS EXERCISED IN FISCAL 1997
                  AND FISCAL YEAR 1997 YEAR-END OPTION VALUES


================================================================================================================================
                                                             Number of Securities
                                                           Underlying Unexercised              Value of Unexercised in-the-
                  Shares Acquired on                         Options at Fiscal                     Money Options at Fiscal
      Name          Exercise (#)        Value Realized ($)      Year-End(#)                             Year-End($)(1)
--------------------------------------------------------------------------------------------------------------------------------
                                                            Exercisable  Unexercisable              Exercisable   Unexercisable
                                                            -----------  -------------              -----------   -------------
Burton W. Kanter           0                    0             249,929           0                    $0             $0
Joel S. Kanter             0                    0             199,944           0                     0              0
Robert F. Mauer            0                    0              25,000     100,000(2)                  0              0
================================================================================================================================

_____________
(1) No outstanding options were in-the-money as of December 31, 1997. The closing bid price per share as quoted on The Nasdaq National Market on December 31, 1997 was $1-33/64 per share.
(2)  31,250 of such options became exercisable on February 1, 1998.

     EMPLOYMENT AGREEMENTS WITH MANAGEMENT. The Company had entered into employment agreements with Burton W. Kanter and Joel S. Kanter. Both agreements expired by their terms in February, 1998.

     STOCK PERFORMANCE GRAPH. The incorporation by reference of this Report on Form 10-K into any document filed with the SEC by the Company shall not be deemed to include the following performance graph unless such graph is specifically stated to be incorporated by reference into such document.

     The following graph provides a comparison of the cumulative total stockholder return among the Company, the Nasdaq Stock Market total return index prepared by the Center for Research in Security Prices (CRSP) (the "Nasdaq Stock Market Index") and the Nasdaq Financial Stocks total return index prepared by CRSP (the "Nasdaq Financial Stocks Index"). The comparison is for the period from August 1, 1995 (for the Nasdaq Stock Market Index and the Nasdaq Financial Stocks Index) and August 22, 1995 (for the Company, the date the Company's Common Stock first became listed on the Nasdaq National Market System) to December 31, 1997 and assumes the reinvestment of any dividends.
The initial price of the Company's Common Stock shown in the graph below is based upon the price of $3.50 as reported on August 22, 1995 on the Nasdaq National Market System. The Nasdaq Stock Market Index comprises all domestic shares traded on the Nasdaq National Market and The Nasdaq SmallCap Market.
The Nasdaq Financial Stocks Index comprises all shares traded on the Nasdaq National Market and The Nasdaq SmallCap Market which were issued by companies whose primary business falls within Standard Industrial Classification (SIC) codes 60 through 67. The historical information set forth below is not necessarily indicative of future performance. The following graph was prepared at the Company's request by Research Holdings Limited, San Francisco, California.

                COMPARISON OF 28 MONTH CUMULATIVE TOTAL RETURN
AMOUNT WALNUT FINANCIAL SERVICES, INC.  THE NASDAQ STOCK MARKET (U.S.) INDEX
                        AND THE NASDAQ FINANCIAL INDEX


                                   [GRAPH]


                                  8/22/95   12/95      12/96      12/97
                                  -------------------------------------
Walnut Financial Services, Inc.    $100     $ 64        $ 32       $ 44
NASDAQ Stock Market (U.S)           100      106         130        159
NASDAQ Financial                    100      117         150        230



* $100 INVESTED on 8/22/95 IN STOCK OR 7/31/95 IN INDEX - INCLUDING REINVESTMENT OF FISCAL YEAR ENDING DECEMBER

     REPORT OF THE COMPENSATION COMMITTEE. The Compensation Committee of the Board of Directors is composed of the Company's three independent outside directors, Messrs. Burge, Burleson & Weisgal. The Compensation Committee is responsible for administering the policies which govern the Company's executive compensation.

     Objectives of Executive Compensation. The Compensation Committee has designed its compensation policy to provide the proper incentives to management to maximize the Company's performance in order to serve the best interests of its stockholders. As a result, the Compensation Committee intends to focus on incentive awards, such as stock option grants, as opposed to large salary increases or bonuses to emphasize performance related incentive compensation. As a result, the Compensation Committee awarded cash bonuses to Joel S. Kanter and Robert F. Mauer of $50,000 and $30,000, respectively, for the calendar year ended 1997.

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

     The Incentive Stock Option Committee (currently comprised of the same members as the Compensation Committee) determines stock options to the executives under the provisions of the Walnut Capital Corp. 1987 Stock Option Plan, the NFS Services, Inc. 1989 Incentive Stock Plan and the 1994 Stock Plan (collectively, the "Stock Plans"). When granted, such incentive awards provide incentive to improve stockholder value over the long-term and to encourage and facilitate executive stock ownership. In general, stock options are granted at the market price of the Common Stock at the date of grant to ensure that executives can only be rewarded for appreciation in the price of the Common Stock when the Company's stockholders are similarly benefited. The Incentive Stock Option Committee determines those executives who will receive incentive award grants, the size and particular vesting and other requirements of such awards and the Stock Plan to be utilized.

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

     On February 1, 1996, the Company granted 100,000 incentive stock options to Robert F. Mauer under the NFS Services, Inc. 1994 Stock Incentive Plan with an exercise price of $2.50 per share. Given the disparity between such exercise price and the current market valuation of the Company's Common Stock, the Compensation Committee determined in 1997 to reduce the exercise price for such options to $2.00 per share, to more closely align Mr. Mauer's potential compensation with the performance of the Company and more effectively provide an incentive for successful performance.

     Submitted by the Compensation Committee and the Incentive Stock Option
Committee:

                                Gene E. Burleson

                             William F. Burge, III

                               Solomon A. Weisgal

     DIRECTOR COMPENSATION. During the 1997 fiscal year the Company paid its non-employee directors $2,500 for each regularly scheduled meeting attended in person or by telephone, $2,500 for each special meeting attended, and $500 for
each committee meeting attended in person or by telephone.   The Company
reimburses the directors for reasonable out-of-pocket expenses incurred in connection with their activities on behalf of the Company. In the past, if a director was re-elected, such director would receive, upon such re-election, a 10-year option to purchase 6,000 shares of Common Stock at the market price at the time of grant. Furthermore, any new director elected to the Board of Directors would receive a 10-year option to purchase up to 10,000 shares of Common Stock at the market price at the time of grant. In light of the Company's recent election to be regulated as a BDC, such policies must now be approved by the SEC, and the Company is currently in the process of seeking such approvals.

     COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. The Compensation Committee currently consists of Messrs. Burleson, Burge and Weisgal. None of them has served as an officer of the Company or has any other business relationship or affiliation with the Company, except his service as a director. Joel Kanter, President, Chief Executive Officer and a director of the Company, serves on the Board of Directors of GranCare, Inc. and Vitalink Pharmacy Services, Inc. Mr. Kanter is a member of the finance and audit committees of the GranCare, Inc. Board of Directors. Mr. Burleson served as the Chief Executive Officer, President and Chairman of the Board of Directors of GranCare, Inc. until February 1997. He is currently the Chairman of the Board of GranCare, Inc.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth (i) the number of shares of Common Stock beneficially owned by (x) owners of more than five percent (5%) of the outstanding Common Stock who are known to the Company, and (y) Joel S. Kanter, Burton W. Kanter and Robert F. Mauer (collectively, the "Named Executive Officers"), and each of the directors of the Company, individually, and the executive officers and directors of the Company, as a group, and (ii) the percentage of ownership of the outstanding Common Stock represented by such shares. The share ownership is reported as of March 19, 1998. All share numbers are provided based upon information supplied to management of the Company by the respective individuals and members of the group. Each person named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by such person, except as otherwise set forth in the notes to the table.

Names and Addresses of Directors and
       Executive Officers                Number of Shares   Percent of Class
------------------------------------     ----------------   ----------------

Burton W. Kanter(1)
Two North LaSalle St.
Suite 2200
Chicago, IL 60602                          1,349,805            6.9%

Solomon A. Weisgal(2)
120 S. Riverside Plaza
Suite 1620
Chicago, IL 60606                           430,057             2.2%

Joel S. Kanter(3)
8000 Towers Crescent Drive Suite 1070
Vienna, VA  22182                          1,197,740            6.2%

William F. Burge, III
Ayrshire Corporation
2028 Buffalo Terrace
Houston, TX  77019                             0                 0%

Gene E. Burleson
Argonne Properties Inc.
325 Argonne Drive
Atlanta, GA  30305                           5,000               *


Names and Addresses of Directors and
       Executive Officers                Number of Shares   Percent of Class
------------------------------------     ----------------   ----------------
Albert Morrison, Jr.(4)
1001 Brickell Bay Drive
9th Floor
Miami, FL  33131                            540,159             2.8%

Earl Chapman
2039 Laukahi Street
Honolulu, HI  96821                            0                 0%

Robert F. Mauer(5)
8000 Towers Crescent Drive
Suite 1070
Vienna, VA  22182                            56,250              *

Officers and Directors, as a group(6):    3,598,011            18.2

_______________________
* Less than one percent (1%).

(1) The number of shares reported includes: (i) 9,017 shares owned by BWK, Inc. ("BWK"), (ii) 40,523 shares owned by Carlco, Inc. ("Carlco"), (iii) 566,098 shares owned by Mr. Kanter, not personally but solely as Co-Trustee of each of the general partners of the HAP Trusts Partnership ("HAP"), (iv) 354,910 shares owned by THC, (v) 40,078 shares owned by TMT, Inc. ("TMT"), (vi) 52,500 shares owned by The Nominee Corp. ("Nominee"),
      (vii) 36,750 Class A Warrants owned by Nominee and (viii) options to purchase up to 249,929 shares at $1.80 per share, all of which options are presently exercisable.

      Mr. Kanter disclaims any and all beneficial interest in any of the above referenced shares of Common Stock and Class A Warrants owned by BWK, Carlco, HAP, THC, TMT or Nominee. Mr. Kanter, as President of BWK, Carlco, TMT, THC or Nominee has sole voting and investment control of the 497,028 shares owned by BWK, Carlco, TMT and THC and, upon exercise thereof, will have sole voting and investment control over the 286,679 shares underlying Nominee's Class A Warrants and Mr. Kanter's options. Mr. Kanter, as Co-Trustee of each of the general partners of HAP, shares voting and investment control of the 566,098 shares owned by HAP with his fellow co-trustee.

      Each of BWK, Carlco, HAP, THC, TMT and Nominee disclaim any and all beneficial ownership of the shares owned by the others.

(2) The number of shares reported includes: (i) 45,199 shares owned by Cypress Lane Investments ("Cypress"), (ii) 45,199 shares owned by Nacha Investment Company ("Nacha"), and (iii) 339,659 shares owned by the BRT Partnership ("BRT").

      Mr. Weisgal disclaims any and all beneficial interest in any of the shares owned by Nacha or BRT. As such, Mr. Weisgal has a beneficial interest only in the 45,199 shares owned by Cypress. Mr. Weisgal has sole voting and investment control of the 384,858 shares owned by Nacha and BRT. Mr. Weisgal, as the trustee of one of the general partners of Cypress, shares voting and investment control of the 45,199 shares owned by Cypress.

     Each of BRT, Cypress and Nacha disclaim any and all beneficial ownership in the shares owned by the others.

(3) The number of shares reported includes: (i) 372,992 shares owned by the Kanter Family Foundation ("KFF"), (ii) 589,803 shares owned by Windy City,
     (iii) 35,000 Class A Warrants owned by KFF, and (iv) options to purchase up to 199,944 shares at $1.80 per share, all of which options are presently exercisable.

     Mr. Kanter disclaims any and all beneficial interest in any of the above referenced securities owned by KFF or Windy City. Mr. Kanter, as President of KFF and Windy City, has sole voting and investment control of the 962,796 shares owned by KFF and Windy City and, upon exercise thereof, will have sole voting and investment control over the 234,944 shares underlying KFF's Class A Warrants and Mr. Kanter's options.

     Each of KFF and Windy City disclaim any and all beneficial ownership of the shares owned by the other.

(4) The number of shares reported consists of 540,159 shares owned by Federal Business Investment Company ("FBIC"). Mr. Morrison is the president of FBIC and exercises sole voting and investment control over such Common Stock. Trusts established for the benefit of various members of Burton W. Kanter's family (excluding Mr. Kanter himself) beneficially own 48% of the outstanding common stock of FBIC. Trusts established for the benefit of various members of Mr. Morrison's family (excluding Mr. Morrison himself) beneficially owns 48% of the outstanding common stock of FBIC. The remaining 4% of the outstanding common stock of FBIC and a class of preferred stock of FBIC are beneficially owned by unrelated third parties. Mr. Morrison disclaims beneficial interest to the 540,159 shares of Common Stock owned by FBIC.

(5) The number of shares reported consists of options to purchase 50,000 shares at $2.00 per share and 6,250 shares at $1.50 per share, all of which options are presently exercisable.

(6) Such group consists of nine persons. The number of shares reported includes all of the shares owned by Burton Kanter, Solomon Weisgal, Joel Kanter, William Burge, Gene Burleson, Albert Morrison, Earl Chapman, Robert Mauer, as well as the 19,000 shares owned by Joshua Kanter, Secretary and General Counsel of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company has retained the firm of Barack Ferrazzano Kirschbaum Perlman & Nagelberg ("BFKPN") as its general counsel. Joshua S. Kanter is of counsel to such firm and is the General Counsel and Secretary of the Company. Walnut Capital paid approximately $24,000 in legal fees and expenses to BFKPN during fiscal 1997 and has no current BFKPN invoices outstanding as of December 31, 1997. In addition, the Company has paid approximately $217,800 in legal fees and expenses to BFKPN through December 31, 1997 and has current BFKPN invoices outstanding as of December 31, 1997 totaling approximately $62,800.

     In April 1997, The Holding Company ("THC"), a company of which Burton W. Kanter is President, made an unsecured loans to Walnut Capital in the aggregate principal amount of $400,000. Trusts for the benefit of Mr. Burton Kanter's family control a majority of the outstanding Common Stock of THC. Management believes that such loan was on terms no less favorable than the terms available from institutional lenders. The loan accrues interest at 9.5% per annum.
Prior to October 31, 1997, the original maturity date of such loan, THC and Walnut Capital renegotiated the loan. Under the renegotiated terms, the loan continues to bear interest at 9.5% per annum, but the principal payments will be made in four installments of $100,000 at the end of each of the next four fiscal quarters of the Company, with the first installment to be paid on March 31, 1998.

     Walnut Capital subleases approximately 1,192 square feet of office space at 8000 Towers Crescent Drive, Vienna, Virginia from Windy City. Messrs. Joel Kanter and Joshua Kanter are the President and Vice President, respectively, of Windy City. Trusts for the benefit of Mr. Burton Kanter's family own indirectly all of the outstanding Common Stock of Windy City. Rental under such lease is $4,855 per month and includes secretarial services, office equipment and furniture and parking. The sublease has a one-year term which is renewable annually. Management believes the terms of such sublease and the amounts paid thereunder are commensurate to the amounts Walnut Capital would have to pay to unaffiliated third parties for comparable leased offices and services.

     A wholly-owned subsidiary of Windy City is a general partner of UPLP, together with Universal Bridge. The partnership agreement provides that each general partner has the authority to bind UPLP and make decisions on behalf of UPLP. To date, Universal Bridge has primarily been exercising management control over UPLP.

     The Company has an outstanding $2,025,000 loan with American National Bank and Trust Company of Chicago ("ANB"), which matures in June 1999. Messrs. Burton W. Kanter and Joel S. Kanter have personally guaranteed such line of credit.

     In December 1997, certain officers and employees of Walsh Manning Securities LLC, the placement agent for the 1997 Private Placement (the "Placement Agent"), including the president of the Placement Agent, purchased Class A Warrants to purchase in aggregate 800,000 shares of Common Stock, at an exercise price of $1.50 per share, which, if exercised, would represent approximately 4.1% of the total number of currently outstanding shares of Common Stock. Such Class A Warrants are currently exercisable and will expire on October 15, 2002. Such individuals paid aggregate consideration of $80,000 for such Class A Warrants.

     Pursuant to the exchange offer made to all holders of warrants to purchase Common Stock at $3.00 per share, Windy City exchanged warrants it held to purchase 452,533 shares of Common Stock at $3.00 per share for 113,133 shares of unregistered, restricted Common Stock.

     On September 29, 1997, the Company sold all of the outstanding stock of NFS to a company owned and/or controlled by Mr. Eugene Scalercio, who had been a director of the Company until his resignation in August 1997. Mr. Scalercio is the Chief Executive Officer of NFS.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON 8-K.

     (a)(1)  Financial Statements:

     The Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements appear at pages 23 to 41, inclusive, of this Report; see Index to Consolidated Financial Statements at page 21 of this Report.

     (a)(2)  Financial Statement Schedules:

     All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Consolidated Financial Statements and Notes thereto.

     (a)(3)  Exhibits:

     The exhibits required by Item 601 of Regulation S-K are included with this Form 10-K and are listed on the "Index to Exhibits" immediately following the signature page.

     (b)  Reports on Form 8-K:

     A report on Form 8-K was filed on November 6, 1997 regarding the Company's election to be a BDC, which Form 8-K is incorporated herein by this reference.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    WALNUT FINANCIAL SERVICES, INC.




Date:  March 31, 1998               By: /s/ Joel S. Kanter
                                       -------------------------
                                        Joel S. Kanter, President



     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                        Title               Date
---------                        -----               ----



/s/ Joel S. Kanter            Chief Executive       March 31, 1998
------------------            Officer, President
Joel S. Kanter                and Director
                              (Principal
                              Executive Officer)

/s/ Robert F. Mauer           Treasurer             March 31, 1998
-------------------           (Principal
Robert F. Mauer               Financial and
                              Accounting  Officer)

/s/ Burton W. Kanter          Director              March 31, 1998
--------------------
Burton W. Kanter

/s/ Solomon A. Weisgal        Director              March 31, 1998
----------------------
Solomon A. Weisgal

/s/ William F. Burge, III     Director              March 31, 1998
-------------------------
William F. Burge, III

/s/ Albert Morrison, Jr.      Director              March 31, 1998
------------------------
Albert Morrison, Jr.

/s/ Gene E. Burleson          Director              March 31, 1998
------------------------
Gene E. Burleson

/s/ Earl Chapman              Director              March 31, 1998
----------------------
Earl Chapman

                                EXHIBIT INDEX


2.1 Agreement and Plan of Reorganization dated November 8, 1994 by and between NFS Services, Inc. (Utah) and Walnut Capital Corp.*

3.1 Articles of Incorporation of Walnut Financial Services, Inc., as amended.*

3.2   Bylaws of Walnut Financial Services, Inc.*

10.6  The Walnut Capital Corporation 1987 Stock Option Plan, as amended.**

10.7  The NFS Services, Inc. 1989 Incentive Stock Option Plan.*

10.8 The NFS Services, Inc. (Utah) 1994 Incentive Stock Option Plan, as amended.**

10.9 Agency Agreement dated October 10, 1997 between Walnut Financial Services, Inc. and Walsh Manning Securities, LLC

10.10 Stock Purchase Agreement dated January 2, 1997 between Jeffrey B. Pyatt, Paul J. Zeman, Thomas Maurice, Walnut Financial Services, Inc. and Pacific Financial Services Corp.***

21    Subsidiaries of Walnut Financial Services, Inc.

23.1  Consent Letter of Richard A. Eisner & Company, LLP.

27    Financial Data Schedule

99.1 Class A Warrant Agreement dated October 15, 1997 between Walnut Financial Services, Inc. and Corporate Stock Transfer, Inc.

99.2 Registration Rights Agreement dated December 18, 1997 between Walnut Financial Services, Inc., various purchasers of stock and warrants and Walsh Manning Securities, LLC.
__________________________

* Previously filed as an Exhibit (with the same Exhibit reference number as contained herein) to the initial filing of the Registrant's Registration Statement on Form 10 dated May 10, 1995 as filed with the Securities and Exchange Commission on May 11, 1995, and incorporated herein by this reference.

** Previously filed as Exhibit B to the 1997 Proxy Statement of Walnut Financial Services, Inc. filed with the Securities and Exchange Commission on October 30, 1997, and incorporated herein by this reference.

*** Walnut Financial Services, Inc. agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule or exhibit to the Stock Purchase Agreement upon request by the Securities and Exchange Commission.