Form 10-Q
period 1998-03-31
WALNUT FINANCIAL SERVICES INC
filed 1998-05-15
CIK 942378

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                  FORM 10-Q

(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended  March 31, 1998 ________________________ or

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act
     For the transition period from_______________ to ______________________
            Commission file number             0-26072 and 814-00157
                                  __________________________________________


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

                     APPLICABLE ONLY TO CORPORATE ISSUERS
     As of May 5, 1998, the registrant had 18,890,824 shares of Common Stock issued and outstanding.

                WALNUT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                                 MARCH 31, 1998

                                                                             Page Number
                                                                             -----------
                         Part I - Financial Information

Item 1 - Financial Statements
Consolidated Statements of Assets and Liabilities for the three months and
twelve months as of March 31, 1998 and December 31, 1997                           3

Investment in Securities for the three months as of March 31, 1998                 4

Consolidated Statements of Operations for the three months ended March 31, 1998
and 1997                                                                           6

Consolidated Statement of Changes in Net Assets for the three months ended
March 31, 1998 and 1997                                                            7

Consolidated Statement of Cash Flows for the three months ended March 31, 1998
and 1997                                                                           8

Notes to Condensed Consolidated Financial Statements                               9

Item 2 - Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                         11

                          Part II - Other Information

Item 5 - Other Information                                                        16

Item 6 - Exhibits Required by Item 601 and Reports on Form 8-K                    16

Signatures                                                                        17

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

               WALNUT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
                                  (unaudited)


                                                                        MARCH 31,
                                                                          1998               DECEMBER 31,
                                                                       (UNAUDITED)              1997
                                                                      ------------          -------------
Assets:
Investments at Market or Fair Value:
  Marketable equity securities (cost of $1,218,000 in 1998 and
  $1,448,000 in 1997 )
  Non-marketable equity securities (cost of $11,052,000 in
  1998 and $8,183,000 in 1997)
  Non-marketable debt securities (cost of $1,130,000 in 1998            12,172,000             13,554,000
  and $1,329,000 in 1997)                                                5,919,000              3,384,000
  Partnership interests (cost of $1,762,000 in 1998 and                    459,000                659,000
  $1,862,000 in 1997)                                                 $  2,168,000          $   2,389,000
                                                                      ------------          -------------
     Total portfolio securities                                         20,698,000             19,986,000

  Cash and cash equivalents                                              2,965,000              6,479,000
  Deferred tax asset                                                       150,000                      0
  Other assets                                                              86,000                 44,000
                                                                      ------------          -------------
     Total assets                                                       23,899,000             26,509,000

Liabilities:
  Margin payable to brokers                                                 11,000              2,297,000
  Notes payable to banks                                                 1,805,000              2,025,000
  Notes payable to related party                                           400,000                400,000
  Accounts payable, accrued expenses and other current                   1,033,000              1,069,000
  liabilities                                                            4,000,000              4,000,000
  Debentures payable                                                             0                 44,000
                                                                      ------------          -------------
  Deferred tax liability                                              $ 16,650,000          $  16,674,000
                                                                      ============          =============
     Net assets

Preferred stock, no stated value, 1,000,000, no shares issued

Common stock, $.01 par value, 50,000,000 shares authorized,
18,890,824 and 18,656,687 issued and outstanding                      $    189,000          $     187,000

Additional paid in capital                                              18,461,000             18,237,000

Accumulated deficit:

     Net investment loss                                               (12,944,000)           (12,676,000)
     Net realized gain on investment                                     8,838,000              8,263,000
     Net unrealized appreciation of investments                       $  2,106,000          $   2,663,000
                                                                      ------------          -------------
        Net assets applicable to outstanding common shares
        (equivalent to $0.88 and $0.89 per share based on 18,890,824 and 18,656,687 outstanding common shares at March 31, 1998
        and December 31, 1997, respectively)                          $ 16,650,000          $  16,674,000
                                                                      ============          =============

                        WALNUT FINANCIAL SERVICES, INC.
                            INVESTMENT IN SECURITIES
                                 MARCH 31, 1998
                                  (UNAUDITED)

                                                          Shares         Value
                                                          ------         -----
Common and Preferred Stocks -

  Healthcare - 64%
    American Psych Systems, Inc.                         122,950    $   150,000
    Paragon Health (formerly Grancare, Inc.)             140,757      2,768,000
    Greystone Medical Group, Inc.                        200,000        100,000
    First Health Group Corp.                             152,500      8,323,000
    I-Flow Corporation                                   300,000        766,000
    Ivonyx Group Services, Inc.                          100,000        100,000
    Med Images, Inc.                                     241,530        474,000
    MHM Services, Inc.                                   131,955         98,000
    Rainbow Medical, Inc.                                 25,000         50,000
    Vitalink, Inc.                                        15,001        316,000
                                                                    -----------
                                                                     13,145,000
                                                                    -----------
  High technology- 1%
    Consolidated Technology Group, Inc.                  100,000         17,000
    Logic Devices Incorporated                            45,000        132,000
    Nhancements Technology Corp.                          16,185         57,000
    Thermo Information Solutions, Inc.                    10,000         90,000
    J.L. Wickham Co., Inc. Common                        250,696              -
    J.L. Wickham Co., Inc. Preferred                     281,788              -
                                                                    -----------
                                                                        296,000
                                                                    -----------
  Communications- 6%
    Site Based Media, Inc.                               321,108         19,000
    Trans Global Services, Inc.                           62,003        356,000
    Vision III Imaging, Inc.                              10,735        859,000
                                                                    -----------
                                                                      1,234,000
                                                                    -----------
  Biotechnology- 1%
    Optiva Corporation                                    10,000         63,000
    Osteoimplant Technology, Inc.                         80,000         96,000
    Vaxgen, Inc.                                          20,000         70,000
                                                                    -----------
                                                                        229,000
                                                                    -----------
  Finance - 11%
    Pacific Financial Services Corporation. (wholly
    owned sub.)                                              300      2,382,000
                                                                    -----------
                                                                      2,382,000
                                                                    -----------
  Other- 4%
    Linter's, Inc.                                        42,784         75,000
    SoftKat, Inc.                                        155,309        311,000
    VINnet Inc. Common                                    25,000        125,000
    VINnet Holding, Inc. Preferred A                         180        180,000
    VINnet Holding, Inc. Preferred B                      37,643         94,000
                                                                    -----------
                                                                        785,000
                                                                    -----------
     Total common and preferred stocks (cost $12,270,000)            18,091,000
                                                                    -----------
  Partnership interests - 11%
    Universal Partners. L.P. (majority-owned subsidiary)              2,168,000
                                                                    -----------
     Total partnership interests (cost $1,762,000)                    2,168,000
                                                                    -----------
  Debt securities - 2%
    TCOM Services, Inc.                                                 276,000
    SoftKat, Inc.                                                       160,000
    VINnet Holding, Inc.                                                 23,000
                                                                    -----------
     Total debt securities (cost $1,130,000)                            459,000
                                                                    -----------
     Total - 100% (cost $15,162,000)                                $20,698,000
                                                                    ===========

               WALNUT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)



                                                         FOR  THE THREE MONTHS
                                                            ENDED MARCH 31,
                                                      --------------------------
                                                         1998           1997
                                                      ----------     -----------
Investment income:
  Interest income                                         34,000          36,000
  Dividend income                                              0           4,000
                                                      ----------     -----------
Total income                                              34,000          40,000
Expenses:
  Interest expense                                       177,000         360,000
  General and administrative                             304,000         254,000
                                                      ----------     -----------
Net investment (loss) before taxes                      (447,000)       (574,000)
Income tax benefit                                       179,000         230,000
                                                      ----------     -----------
Net investment (loss)                                   (268,000)       (344,000)
                                                      ----------     -----------
Realized and unrealized gains on investments:
  Realized gain on sale of investments before
  income tax                                             959,000       5,808,000
  Income tax provision                                  (384,000)     (2,323,000)
                                                      ----------     -----------
  Net realized gain on sale of investments               575,000       3,485,000
                                                      ----------     -----------
  Unrealized (depreciation) on investments before
  income tax                                            (928,000)     (6,918,000)
  Income tax benefit                                     371,000       2,742,000
                                                      ----------     -----------
  Net unrealized (depreciation) on investments          (557,000)     (4,176,000)
                                                      ----------     -----------
  Net realized and unrealized gains  (losses) on
    investments                                           18,000       (691,000)
                                                      ----------     -----------
Net increase (decrease) in net assets resulting
    from operations                                   $ (250,000)    $(1,035,000)
                                                      ==========     ===========
Loss per share - basic and diluted                    $     (.01)    $     (0.07)
                                                      ----------     -----------
Weighted average shares outstanding                   18,812,397      14,616,687
                                                      ==========     ===========

               WALNUT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
                                 (UNAUDITED)

                                                                       FOR THE THREE MONTHS
                                                                           ENDED MARCH 31,
                                                                     ------------------------
                                                                         1998           1997
                                                                     -----------    -----------
Decrease in net assets resulting from operations:

  Net investment loss                                                $  (268,000)   $  (344,000)
  Net realized gains on investments                                      575,000      3,485,000
  Net unrealized depreciation on investments                            (557,000)    (4,176,000)
                                                                     -----------    -----------
                                                                        (250,000)    (1,035,000)
                                                                     -----------    -----------
Increase in net assets resulting from capital share transactions:

  Issuance of  234,137 shares of common stock for Pacific
   Financial Services Corporation                                        300,000              0
  Expenditures attributable to issuance of common stock                  (74,000)             0
                                                                     -----------    -----------
                                                                         226,000              0
                                                                     -----------    -----------
Total increase (decrease) in net assets                                  (24,000)    (1,035,000)

Net assets at beginning of period                                     16,674,000     14,387,000
                                                                     -----------    -----------
Net assets at end of period                                          $16,650,000    $13,352,000
                                                                     ===========    ===========

                WALNUT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                    FOR THE THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                 --------------------------------
                                                                                     1998                 1997
                                                                                     ----                 ----
Cash flows from operating activities:
  Net increase (decrease) in net assets resulting from operations                $  (250,000)        $ (1,035,000)
  Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
   Net unrealized depreciation of investments                                        928,000            6,918,000
   Net realized gain on investments                                                 (959,000)          (5,808,000)
   Change in net deferred tax liability                                             (194,000)            (649,000)
   Changes in assets and liabilities:
     Other assets                                                                    (42,000)                   0

     Other liabilities                                                               (35,000)             154,000
                                                                                 --------------------------------
       Net cash used in operating activities                                        (552,000)            (420,000)
                                                                                 --------------------------------

Cash flows from investing activities:
  Purchases of common stock, healthcare                                             (140,000)             (70,000)
  Purchases of common stock, high tech                                                     0                    0
  Purchases of common stock, other                                                   (12,000)            (110,000)
  Purchase of equity and debt securities, wholly-owned subsidiary                 (2,082,000)                   0
  Proceeds from sale of general partnership interest                                 122,000                    0
  Proceeds from sale of common stock, healthcare                                   1,458,000            6,728,000
  Proceeds from sale of common stock, high tech                                            0                    0
  Proceeds from sale of common stock, other                                           53,000              175,000
  Expenditures attributable to issuance of common stock                              (75,000)                   0
  Collections from debt securities                                                   200,000                    0
                                                                                 --------------------------------
       Net cash provided by investing activities                                    (475,000)           6,723,000
                                                                                 --------------------------------

Cash flows from financing activities:
  Borrowings (repayments) of short term debt                                        (200,000)            (960,000)
  Borrowings from related party
  Increase (decrease) in margin accounts                                          (2,286,000)          (1,737,000)
  Repayments of long term debt                                                                                  0
                                                                                 --------------------------------
       Net cash (used in) provided by financing activities                        (2,486,000)          (2,697,000)
                                                                                 --------------------------------
Net increase (decrease) in cash and cash equivalents                              (3,514,000)           3,606,000

Cash and cash equivalents, beginning                                               6,479,000              350,000
                                                                                 --------------------------------
Cash and cash equivalents, end                                                   $ 2,965,000         $  3,956,000
                                                                                 ================================
Supplemental Information:

Cash paid for interest                                                           $   163,000         $    254,000
                                                                                 ================================
Issuance of common stock and warrants for equity in wholly owned
subsidiary                                                                       $   300,000         $         --
                                                                                 ================================

                        WALNUT FINANCIAL SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PREPARATION

     The accompanying consolidated financial statements as of March 31, 1998 and March 31, 1997 are unaudited; however, in the opinion of the management of Walnut Financial Services, Inc., a Utah corporation (the "Company"), such statements include all adjustments (consisting of normal recurring accruals) necessary to present a fair statement of the information presented therein. The balance sheet at December 31, 1997 was derived from the audited financial statements at such date.

     Pursuant to accounting requirements of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, the accompanying financial statements and these notes do not include all disclosures required by generally accepted accounting principles for audited financial statements. Accordingly, these statements should be read in conjunction with the Company's most recent audited financial statements included in its Form 10-K for the fiscal year ended December 31, 1997.

     Results of operations for interim periods are not necessarily indicative of those to be achieved for fiscal years.

2.   ORGANIZATION.

     The Company is a closed-end management investment company, which elected on October 15, 1997 to be regulated as a business development company (a "BDC") under the Investment Company Act of 1940 (as amended, the "Investment Company Act"). As such, the Company is, among other requirements, required to invest at least 70% of its total assets in certain prescribed "Eligible Assets," which generally include securities of privately-held companies and cash items, government securities and high-quality short-term debt. As of March 31, 1998, the Company has three primary business focuses: (i) investing in start-up and early stage development companies, (ii) operating an investment vehicle that specializes in bridge financing to small to medium-sized companies and (iii) to a lesser extent, providing accounts receivable factoring services to small and medium-sized businesses. The Company engages in its investment business (x) primarily through its wholly-owned subsidiary, Walnut Capital Corp., a Delaware corporation ("Walnut Capital"), which was formed in 1980 for the purpose of operating as a Small Business Investment Company (an "SBIC") under the Small Business Investment Act of 1958 (as amended, the "SBIA") and is subject to regulations promulgated by the Small Business Administration (the "SBA") pursuant to the provisions of the SBIA, and (y) to a lesser extent, through its wholly-owned subsidiary, Walnut Funds, Inc., a Delaware corporation ("Walnut Funds"), which has a 40% ownership interest in and indirectly (through WGP Management Company, Inc., a Delaware corporation, in which Walnut Funds has a 40% ownership interest) provides investment management services to Walnut Growth Partners Limited Partnership, an Illinois limited partnership ("Walnut Growth"), a $30 million investment fund and discussed more fully below. The Company believes that it is likely that Walnut Growth will be dissolved and, as a result, the Company will not have access to Walnut Growth's remaining investment capital. The Company pursues its bridge financings through its wholly-owned subsidiary, Universal Bridge Fund, Inc., a Delaware corporation ("Universal Bridge"). Universal Bridge owns 50% of the outstanding general partnership interests and approximately 83% of the limited partnership interests of Universal Partners, L.P., an Illinois limited partnership ("UPLP"). The Company engages in its accounts receivable factoring business through its wholly-owned subsidiary, Pacific Financial Services Corporation, a Washington corporation based in Seattle ("Pacific"), which was acquired by the Company in January 1998. The Company has begun to

                       WALNUT FINANCIAL SERVICES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     On June 17, 1996, the Company issued 801,974 shares of Common Stock, together with five-year warrants to purchase an additional 697,391 shares of Common Stock at an exercise price of $3.00, in connection with the purchase by Universal Bridge (the "Universal Acquisition") of approximately 83% of the limited partnership interests and 50% of the general partnership interests of Universal Partners L.P. ("UPLP"). The warrants issued in the Universal Acquisition were subsequently canceled pursuant to an exchange offer made by the Company whereby each holder elected to exchange their warrants for shares of newly issued Common Stock of the Company and cash in lieu of fractional shares. The exchange offer provided that one share of Common Stock would be issued to the holder for every four warrants held. The exchange offer was consummated on December 18, 1997. The investment assets of UPLP at the time of acquisition were $1,251,000, net debt securities were $423,000, total assets were $2,266,000 and liabilities were $75,000.

     On October 27, 1997, the Company initiated a private placement to accredited investors (the "1997 Private Placement") of 80 units (the "Units") at $50,000 per Unit. Each Unit consisted of 50,000 shares of Common Stock and 35,000 Class A Redeemable Common Stock purchase warrants (a "Class A Warrant" and collectively, the "Class A Warrants"). Pursuant to the 1997 Private Placement, the Company issued 4,000,000 shares of Common Stock and 2,800,000 Class A Warrants for gross proceeds of $4,000,000. The Company used a portion of the proceeds of the 1997 Private Placement to acquire all of the issued and outstanding capital stock of Pacific. Also on December 18, 1997, the Company consummated the sale of an additional 1,000,000 Class A Warrants to certain investors for $100,000.

     On January 28, 1998 the Company entered into a Stock Purchase Agreement to acquire all outstanding common stock of Pacific for $3,000,000 consisting of $1,500,000 in cash, $300,000 of the Company's common stock, $300,000 in short term notes and $900,000 in Pacific notes payable January 2, 2002. Since the 1997 Private Placement occurred prior to the closing of Pacific, the $300,000 short-term notes were paid at the Pacific closing in accordance with the terms of the acquisition agreement. The remaining notes are unsecured and bear interest at 8%. Pacific is in the business of accounts receivable factoring in the Northwest United States.

                       WALNUT FINANCIAL SERVICES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

     PRINCIPLES OF CONSOLIDATION. The financial statements of the Company include the accounts of Walnut, Walnut Funds, Walnut Consulting and Universal Bridge. Intercompany transactions and balances have been eliminated in consolidation.

     NET INCOME (LOSS) PER SHARE. Net income (loss) per share is computed based on the weighted average number of shares outstanding for each period. Common stock equivalents have been considered where they are not anti-dilutive.

4.   RELATED PARTY TRANSACTIONS.

     The Company and its subsidiaries retain a law firm at which a Company officer is of counsel. Payments of $178,000 were paid to such firm by the Company during the three months ended March 31, 1998 for reimbursement of expenses and legal services incurred prior to each respective payment. Such expenses and fees were incurred in connection with normal business activities and costs associated with the 1997 Private Placement.

     In April, 1997, the Company received an unsecured loan from a related party in the amount of $400,000. The loan bears interest at 9.5%. The note will be repaid in quarterly payments, which commenced April 1, 1998, of $100,000.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations for the Three Months Ended March 31, 1998  and 1997.

     For the three months ended March 31, 1998, the net decrease in net assets resulting from operations was $250,000 or $.01 per share as compared to a net decrease in net assets resulting from operations of $1,035,000, or $.07 per share for the three months ended March 31, 1997.

     Earnings from the three months ended March 31, 1998 as compared to March 31, 1997 is due to the realized gains recognized in connection with the sale of marketable securities and changes in valuation of portfolio investments. Realized gains were $959,000 and unrealized depreciation was $807,000 for the three months ended March 31, 1998. Realized gains and unrealized depreciation
for the three month period ended March 31, 1997 was ($1,110,000).   For the
three month period ended March 31, 1998, the unrealized depreciation attributable to the Company's wholly-owned subsidiary, Universal Bridge Funds, Inc. and its majority owned subsidiary, Universal Partners L.P., was $121,000.

     Interest expense for the three months ended March 31, 1998 was $177,000 as compared to $360,000 for the same period in the prior fiscal year. The decrease of $183,000 is attributable to a repayment of $4,000,000 of the SBA debentures on April 1, 1997 and a reduction in margin payable to brokers.

     General and administrative expenses increased $50,000 for the three months ended March 31, 1998 as compared to the comparable period in 1997 from $254,000 to $304,000 primarily due to an increase in personnel costs.

LIQUIDITY AND CAPITAL RESOURCES.

     Liquidity and Capital Resources of Walnut Capital. As part of the SBIC program, Walnut Capital has, from time to time, issued $12 million of debentures to the SBA (the "Walnut Debentures"). On September 1, 1995, Walnut Debentures in the principal amount of $4 million had been repaid and on April 1, 1997, additional Walnut Debentures in the principal amount of $4 million were repaid. Walnut Debentures in the principal amount of $4 million were outstanding as of March 31, 1998. The amounts, maturities and interest rates of such Walnut Debentures are set forth below:


     Principal Balance  Date Issued  Maturity  Interest Rate
     -----------------  -----------  --------  -------------
         $2,000,000      06/08/88    06/01/98      9.80%
         $2,000,000      09/27/89    09/01/99      8.80%

     Interest on the Walnut Debentures is paid semi-annually, and principal is due at maturity. Walnut Capital has been current in all of its interest payments to the SBA. Walnut Capital repaid the $4 million Walnut Debentures due at April 1, 1997 in accordance with its terms. Additionally, Walnut Capital reduced its broker margin account by $2.286 million. The source of funds were primarily from the sale of First Health Group, Inc. (formerly HealthCare COMPARE Corp.) securities, creating a realized capital gain of approximately $6 million in the first quarter of 1997. Walnut Capital has cash and a broker margin account available to repay the $2 million of Walnut Debentures due June 1, 1998.

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

     Liquidity and Capital Resources of the Company. On August 31, 1995, the Company established a $4 million line of credit with American National Bank and Trust Company of Chicago ("ANB"). This line was replaced as of September 8, 1996 with a term loan of $2,850,000. This loan requires interest only payments on September 30, 1996 and December 31, 1996. A principal payment of $575,000 was made on March 31, 1997, with the balance due on

July 31, 1997. The interest rate associated with this loan is ANB's base rate plus 2% (10.5% as of March 31, 1998). This loan was renewed and amended to provide for an initial principal payment of $250,000 and quarterly principal payments thereafter, commencing December 31, 1997, of $250,000. This loan has an amended maturity date of June 30, 1999 and a current principal amount outstanding of $1,775,000. Two Directors of the Company personally guarantee the loan. In April, 1997, the Company received an unsecured loan from a related party in the amount of $400,000. The loan bears interest at 9.5%. The loan will be repaid in quarterly payments, which commenced April 1, 1998, of $100,000.

     Pursuant to the 1997 Private Placement, the Company sold 4,000,000 shares of Common Stock and 2,800,000 Class A Warrants for gross proceeds of $4,000,000. The 1997 Private Placement closed in December 1997. Approximately $1,200,000 of the net proceeds of the 1997 Private Placement were used in connection with the acquisition of Pacific. Also, in December 1997, the Company sold an additional 1,000,000 Class A Warrants for total proceeds of $100,000.

     In March 1998, Walnut Capital issued a promissory note in an original principal amount of $30,000 in favor of a third party as partial consideration in connection with the purchase of certain securities by Walnut Capital.

     The Company does not anticipate any significant costs relating to upgrading or reprogramming of its software for the year 2000.

INVESTMENT PORTFOLIO CHANGES

     The sale of certain portfolio investments resulted in unrealized depreciation and the recognition of realized gains during the three months ended March 31 as follows:


                            Unrealized Appreciation
                                 (Depreciation)        Realized Gain Loss
                            -----------------------    ------------------
Vitalink                          $(1,374,000)          $1,141,000
Consolidated Technology               215,000             (205,000)
Others, net                                 0               25,000

The Company's equity investments that appreciated/(depreciated) in value during the three months ended March 31, 1998 were as follows:

                    Unrealized Appreciation (Depreciation)
                    --------------------------------------
First Health Group                 $456,000
I-Flow                             (178,000)
Other                               (47,000)

     There were unrealized losses of ($121,000) recorded in connection with Universal Bridge's partnership interest in UPLP.

                          PART II - OTHER INFORMATION

ITEM 5 - OTHER PROCEEDINGS.

     On April 15, 1998, the Company, Walnut Capital and The Holding Company filed a complaint in the District Court for the Northern District of Illinois against Michael A. Faber, a former officer of Walnut Capital and a current stockholder, officer, director and member, as applicble, of WGP Management Company, Inc. ("WGPMC") and Walnut GP, L.L.C. ("Walnut GP"), each of which entities are 40% owned by Walnut Funds. Walnut GP and WGPMC are the sole general partner and manager of Walnut Growth, respectively. To date, Mr. Faber has not filed an answer to such complaint and no assessment of the likely outcome of the litigation can be made at this early stage of the proceedings.


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

                                         WALNUT FINANCIAL SERVICES, INC.
                                         (Registrant)



Date: May 14, 1998                       /s/ Joel S. Kanter
                                         ------------------------------------
                                         Joel S. Kanter
                                         President (Chief Executive Officer)



Date: May 14, 1998                       /s/ Robert F. Mauer
                                         ------------------------------------
                                         Robert F. Mauer
                                         Treasurer (Chief Accounting Officer)