Form 10-Q
period 1998-06-30
WALNUT FINANCIAL SERVICES INC
filed 1998-08-07
CIK 942378

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q



     (Mark One)
[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30,1998 or
                                                -------------------
[] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from -------------- to ------------------
                 Commission file number          0-26072 and 814-00157
                                             ------------------------------

                        Walnut Financial Services, Inc.
_____________________________________________________________________________
             (Exact Name of Registrant as Specified in Its Charter)


                  Utah                                    87-0415597
_____________________________________________________________________________
     (State or Other Jurisdiction of                   (I.R.S. Employer
     Incorporation or Organization)                   Identification No.)

          8000 Towers Crescent Drive, Suite 1070
          Vienna, Virginia                                     22182
_____________________________________________________________________________
(Address of Principal Executive Offices)                     (Zip Code)

                                 (703) 448-3771
_____________________________________________________________________________
                (Registrant's Telephone Number, Including Area Code)

                                        N/A
_____________________________________________________________________________
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS
     As of July 30, 1998, the registrant had 18,890,824 shares of Common Stock issued and outstanding.

                WALNUT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                                 JUNE 30, 1998

                                                                     Page Number
                         Part I - Financial Information             ------------

Item 1 - Financial Statements


Consolidated Statements of Assets and Liabilities for the six months and
twelve months as of June 30, 1998 and December 31, 1997                        3

Investment in Securities for the six months as of  June 30, 1997               4

Consolidated Statements of Operations for the six months ended June 30, 1998
and 1997                                                                       5

Consolidated Statement of Changes in Net Assets for the six months ended
June 30, 1998 and 1997                                                         6

Consolidated Statement of Cash Flows for the six months ended June 30, 1998
and 1997                                                                       7

Notes to Condensed Consolidated Financial Statements                           8

Item 2 - Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                     11

                                Part II - Other Information

Item 5 - Other Information                                                    14

Item 6 - Exhibits Required by Item 601 and Reports on Form 8-K                14

Signatures                                                                    15

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                WALNUT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
                                  (UNAUDITED)


                                                                      JUNE 30,                DECEMBER 31,
                                                                        1998                     1997
                                                                    (UNAUDITED)
                                                                 ----------------           ----------------
Assets:
Investments at Market or Fair Value:
    Marketable equity securities (cost of $1,573,000 in 1998 and
    $1,448,000 in 1997 )                                          $     11,476,000       $        13,554,000
    Non-marketable equity securities (cost of $11,237,000 in
    1998 and $8,183,000 in 1997)                                        6,478,000                  3,384,000
    Non-marketable debt securities (cost of $1,130,000 in 1998
    and $1,329,000 in 1997)                                               459,000                    659,000
    Partnership interests (cost of $1,762,000 in 1998 and
    $1,862,000 in 1997)                                                 1,951,000                  2,389,000
                                                                ______________________________________________
        Total portfolio securities                                     20,364,000                 19,986,000


Cash and cash equivalents                                                 241,000                  6,479,000
Deferred tax asset                                                        659,000                          0
Other assets                                                              130,000                     44,000
                                                                ______________________________________________
        Total assets                                                   21,394,000                 26,509,000


Liabilities:
    Margin payable to brokers                                             878,000                  2,297,000
    Notes payable to banks                                              1,351,000                  2,025,000
    Notes payable to related party                                        300,000                    400,000
    Accounts payable, accrued expenses and other current                  890,000                  1,069,000
    liabilities
    Debentures payable                                                  2,000,000                  4,000,000
    Deferred tax liability                                                      0                     44,000
                                                               _______________________________________________
        Net assets                                                $    15,975,000        $        16,674,000
                                                               _______________________________________________
                                                               _______________________________________________

Preferred stock, no stated value, 1,000,000, no shares issued

Common stock, $.01 par value, 50,000,000 shares authorized,
18,890,824 and 18,656,687 issued and outstanding                  $      189,000         $          187,000

Additional paid in capital                                            18,461,000                 18,237,000

Accumulated deficit:

    Net investment loss                                              (13,219,000)               (12,676,000)
    Net realized gain on investment                                    8,964,000                  8,263,000
    Net unrealized appreciation of investments                         1,580,000                  2,663,000
                                                              ________________________________________________
Net assets applicable to outstanding common shares
(equivalent to $0.85 and $0.89 per share based on 18,890,824 and 18,656,687 outstanding common shares at June 30, 1998
and December 31, 1997, respectively)                              $   15,975,000         $        16,674,000
                                                              _________________________________________________
                                                              _________________________________________________

                        WALNUT FINANCIAL SERVICES, INC.
                            INVESTMENT IN SECURITIES
                                 JUNE 30, 1998
                                  (UNAUDITED)

                                                                    Shares          Value
                                                                   --------     ------------
Common and Preferred Stocks - 88%
Healthcare - 61%
----------------
    American Psych Systems, Inc.                                   122,950       $   150,000
    Paragon Health Network, Inc. (formerly Grancare, Inc.)         140,757         2,352,000
    Greystone Medical Group, Inc.                                  200,000           100,000
    First Health Group Corp.                                       300,000         8,550,000
    I-Flow Corporation                                             300,000           541,000
    Ivonyx Group Services, Inc.                                    100,000           100,000
    Med Images, Inc.                                               241,530           474,000
    MHM Services, Inc.                                             131,955            44,000
    Optiva Corporation                                              10,000            63,000
    Osteoimplant Technology, Inc.                                   80,000            96,000
    Rainbow Medical, Inc.                                           25,000            50,000
                                                                               -------------
                                                                                  12,520,000
                                                                               -------------


High technology- 3%
-------------------
    Madison Info. Tech. Preferred A                                 60,000           150,000
    Madison Info. Tech. Preferred B                                 60,000           150,000
    Logic Devices Incorporated                                      45,000           132,000
    Nhancements Technology Corp.                                    16,185            34,000
    Thermo Information Solutions, Inc.                              10,000            90,000
    J.L. Wickham Co., Inc. Common                                  250,696                 -
    J.L. Wickham Co., Inc. Preferred                               281,788                 -
                                                                               -------------
                                                                                     556,000
                                                                               -------------
Communications- 6%
------------------
    International Business Network                                  70,000           105,000
    Site Based Media, Inc.                                         321,108            19,000
    Trans Global Services, Inc.                                     62,003           273,000
    Vision III Imaging, Inc.                                        10,835           867,000
                                                                               -------------
                                                                                   1,264,000
                                                                               -------------
Biotechnology- 2%
-----------------
    Vaxgen, Inc.                                                    20,000            70,000
    BioHorizon Implant Systems, Inc.                               193,934           300,000
                                                                               -------------
                                                                                     370,000
                                                                               -------------
Finance - 12%
-------------
    Pacific Financial Services Corporation. (wholly owned
    sub).                                                              300         2,459,000
                                                                               -------------
                                                                                   2,459,000
                                                                               -------------
Other- 4%
---------
    Linter's, Inc.                                                  42,784            75,000
    SoftKat, Inc.                                                  155,309           311,000
    International Business Network                                  70,000           105,000
    VINnet Inc. Common                                              25,000           125,000
    VINnet Holding, Inc. Preferred A                                   180           180,000
    VINnet Holding, Inc. Preferred B                                37,643            94,000
                                                                               -------------
                                                                                     785,000
                                                                               -------------

     Total common and preferred stocks (cost $12,810,000)                         17,954,000
                                                                               -------------
Partnership Interests - 10%
    Universal Partners, L.P. (majority-owned subsidiary)                           1,951,000
                                                                               -------------
     Total partnership interests (cost $1,762,000)                                 1,951,000
                                                                               -------------
Debt Securities - 2%
    TCOM Services, Inc.                                                              276,000
    SoftKat, Inc.                                                                    160,000
    VINnet Holding, Inc.                                                              23,000
                                                                               -------------
     Total debt securities (cost $1,130,000)                                         459,000
                                                                               -------------

     Total - 100% (cost $15,702,000)                                             $20,364,000
                                                                               =============

                WALNUT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                                       FOR  THE SIX MONTHS ENDED                FOR THE THREE MONTHS ENDED
                                                      ----------------------------             ----------------------------
                                                      JUNE 30, 1998  JUNE 30, 1997             JUNE 30, 1998  JUNE 30, 1997
Investment income:
  Interest income                                            67,000         41,000                    33,000          5,000
  Dividend income                                             3,000         13,000                     3,000          9,000
                                                       ----------------------------            -----------------------------
Total income                                                 70,000         54,000                    36,000         14,000
Expenses:
  Interest expense                                          307,000        607,000                   130,000        247,000
  General and administrative                                668,000        492,000                   364,000        238,000
                                                       ----------------------------            -----------------------------
Net investment (loss) before taxes                         (905,000)    (1,045,000)                 (458,000)      (471,000)
Income tax benefit                                          362,000        418,000                   183,000        188,000
                                                       ----------------------------            -----------------------------
Net investment (loss)                                      (543,000)      (627,000)                 (275,000)      (283,000)
                                                       ----------------------------            -----------------------------
Realized and unrealized gains on investments:
  Realized gain on sale of investments
   before income tax                                      1,168,000      6,900,000                   209,000      1,092,000
Income tax provision                                       (467,000)    (2,760,000)                  (83,000)      (437,000)
                                                       -----------------------------           ------------------------------
Net realized gain on sale of investments                    701,000      4,140,000                   126,000        655,000
                                                       -----------------------------           ------------------------------
Unrealized appreciation/(depreciation) on
  investments before income tax                          (1,805,000)    (6,135,000)                 (877,000)       784,000
Income tax benefit                                          722,000      2,109,000                   351,000       (634,000)
                                                       -----------------------------           ------------------------------
Net unrealized appreciation/(depreciation)
  on investments                                         (1,083,000)    (4,026,000)                 (526,000)        150,000
                                                       -----------------------------           ------------------------------
Net realized and unrealized gains  (losses) on
  investments                                              (382,000)       114,000                 (400,000)        805,000
                                                       -----------------------------           ------------------------------
Net increase (decrease) in net assets resulting
  from operations                                          (925,000)      (513,000)                 (675,000)        522,000
                                                       ==============================          ==============================
Loss per share - basic and diluted                            (0.05)         (0.04)                    (0.04)           0.04
                                                       ------------------------------          ------------------------------
Weighted average shares outstanding                      18,851,827     14,616,687                18,890,824      14,638,512
                                                       ==============================          ==============================

                WALNUT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
                                  (UNAUDITED)



                                                                             FOR THE SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                    ---------------------------------------
                                                                           1998                   1997
                                                                    ---------------------------------------


Decrease in net assets resulting from operations:

   Net investment loss                                               $    (543,000)         $    (344,000)
   Net realized gains on investments                                       701,000              3,485,000
   Net unrealized depreciation on investments                           (1,083,000)            (4,176,000)
                                                                    -----------------------------------------
                                                                          (925,000)            (1,035,000)
                                                                    -----------------------------------------
Increase in net assets resulting from capital share transactions:
 Issuance of  234,137 shares of common stock for Pacific
   Financial Services Corporation                                          300,000                      0
 Expenditures attributable to issuance of common stock                     (74,000)                     0
                                                                    -----------------------------------------
                                                                           226,000                      0
                                                                    -----------------------------------------
Total increase (decrease) in net assets                                   (699,000)            (1,035,000)

Net assets at beginning of period                                       16,674,000             14,387,000
                                                                    -----------------------------------------
Net assets at end of period                                            $15,975,000            $13,352,000
                                                                    =========================================

                  WALNUT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                         FOR THE SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                 ---------------------------------------
                                                                         1998              1997
                                                                 ---------------------------------------

Cash flows from operating activities:
  Net increase (decrease) in net assets resulting from operations   $    (925,000)      $     (513,000)
  Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
    Net unrealized depreciation of investments                          1,805,000            6,135,000
    Net realized gain on investments                                   (1,168,000)          (6,900,000)
    Change in net deferred tax liability                                 (703,000)             187,000
    Changes in assets and liabilities:
      Other assets                                                        (86,000)             (15,000)
      Other liabilities                                                  (180,000)              15,000
                                                                 -----------------------------------------
        Net cash provided by (used in) operating activities            (1,257,000)          (1,088,000)
                                                                 -----------------------------------------
Cash flows from investing activities:
  Purchases of common stock, healthcare                                  (140,000)            (120,000)
  Purchases of common stock, high tech                                   (300,000)                  --
  Purchases of common stock, bio tech                                    (300,000)                  --
  Purchases of common stock, communications                              (125,000)            (110,000)
  Purchase of equity and debt securities, wholly-owned subsidiary      (2,159,000)                  --
  Proceeds from sale of general partnership interest                      122,000                   --
  Proceeds from sale of common stock, healthcare                        1,914,000            7,818,000
  Proceeds from sale of common stock, high tech                            22,000                2,000
  Proceeds from sale of common stock, other                                53,000              510,000
  Expenditures attributable to issuance of common stock                   (75,000)                  --
  Collections from debt securities                                        200,000                   --
                                                                 ------------------------------------------
        Net cash provided by (used in) investing activities              (788,000)           8,100,000
                                                                 ------------------------------------------
Cash flows from financing activities:
  Borrowings (repayments) of short term debt                             (674,000)            (560,000)
  Borrowings from (repayments to) related party                          (100,000)                  --
  Increase (decrease) in margin accounts                               (1,419,000)          (1,990,000)
  Repayments of long term debt                                         (2,000,000)          (4,000,000)
                                                                 ------------------------------------------
        Net cash provided by (used in) financing activities            (4,193,000)          (8,550,000)
                                                                 ------------------------------------------
Net increase (decrease) in cash and cash equivalents                   (6,238,000)             462,000
Cash and cash equivalents, beginning                                    6,479,000              350,000
                                                                 ------------------------------------------
Cash and cash equivalents, end                                      $     241,000       $      812,000
                                                                 ==========================================
Supplemental Information:
Cash paid for interest                                              $     307,000       $      481,000
                                                                 ==========================================
Issuance of common stock and warrants for equity in wholly owned
subsidiary                                                          $     300,000       $           --
                                                                 ==========================================

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

2.   ORGANIZATION.

     The Company is a closed-end management investment company, which elected on October 15, 1997 to be regulated as a business development company (a "BDC") under the Investment Company Act of 1940 (as amended, the "Investment Company Act"). As such, the Company is, among other requirements, required to invest at least 70% of its total assets in certain prescribed "Eligible Assets," which generally include securities of privately-held companies and cash items, government securities and high-quality short-term debt. As of March 31, 1998, the Company has three primary business focuses: (i) investing in start-up and early stage development companies, (ii) operating an investment vehicle that specializes in bridge financing to small to medium-sized companies and (iii) to a lesser extent, providing accounts receivable factoring services to small and medium-sized businesses. The Company engages in its investment business (x) primarily through its wholly-owned subsidiary, Walnut Capital Corp., a Delaware corporation ("Walnut Capital"), which was formed in 1980 for the purpose of operating as a Small Business Investment Company (an "SBIC") under the Small Business Investment Act of 1958 (as amended, the "SBIA") and is subject to regulations promulgated by the Small Business Administration (the "SBA") pursuant to the provisions of the SBIA, and (y) to a lesser extent, through its wholly-owned subsidiary, Walnut Funds, Inc., a Delaware corporation ("Walnut Funds"), which has a 40% ownership interest in and indirectly (through WGP Management Company, Inc., a Delaware corporation, in which Walnut Funds has a 40% ownership interest) provides investment management services to Walnut Growth Partners Limited Partnership, an Illinois limited partnership ("Walnut Growth"), a $30 million investment fund and discussed more fully below. Walnut Growth is currently not active and management believes that it may not resume activities and, as a result, the Company may not have access to Walnut Growth's remaining investment capital. The Company pursues its bridge financings through its wholly-owned subsidiary, Universal Bridge Fund, Inc., a Delaware corporation ("Universal Bridge"). Universal Bridge owns 50% of the outstanding general partnership interests and approximately 83% of the limited partnership interests of Universal Partners, L.P., an Illinois limited partnership ("UPLP"). The Company engages in its accounts receivable factoring business through its wholly-owned subsidiary, Pacific Financial Services Corporation, a Washington corporation based in Seattle ("Pacific"), which was acquired by the Company in January 1998. The Company engages in the human resources and quality assurance consulting business through its wholly-owned subsidiary, Walnut Consulting, Inc., a Delaware corporation ("Walnut Consulting"). The activity of Walnut Consulting has not been significant to date. Management anticipates that the Company

                        WALNUT FINANCIAL SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

may seek to cease to be a BDC upon the acquisition of additional operating businesses; however, the Company may not change the nature of its business so as to cease to be a BDC unless such change is approved by the Company's shareholders in accordance with the Investment Company Act. As a result of the technical nature of the Investment Company Act, the Company's wholly-owned subsidiaries, Walnut Capital, Walnut Funds and Universal Bridge, also have each elected to be regulated as a BDC. On September 28, 1997, the Company sold all of the outstanding stock of its wholly-owned subsidiary, NFS Services, Inc., a Delaware corporation ("NFS"), which performed consulting and asset recovery services.

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

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

     PRINCIPLES OF CONSOLIDATION. The financial statements of the Company include the accounts of Walnut, Walnut Funds and Universal Bridge. Intercompany transactions and balances have been eliminated in consolidation.

     NET INCOME (LOSS) PER SHARE. Net income (loss) per share is computed based on the weighted average number of shares outstanding for each period. Common stock equivalents have been considered where they are not anti-dilutive.

                        WALNUT FINANCIAL SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4.   RELATED PARTY TRANSACTIONS.

     The Company and its subsidiaries retain a law firm at which a Company officer is of counsel. Payments of $178,000 and $259,000 were paid to such firm by the Company during the three months and six months ended June 30, 1998, respectively, for reimbursement of expenses and legal services incurred prior to each respective payment. Such expenses and fees were incurred in connection with normal business activities, costs associated with the 1997 Private Placement and costs related to the status of the Company and certain of its subsidiaries as BDCs.

     In April 1997, the Company received an unsecured loan from a related party in the amount of $400,000. The loan bears interest at 9.5%. The note will be repaid in four quarterly payments. The first payment was commenced and paid on April 1, 1998, of $100,000, and the second payment of $100,000 was made in July 1998.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations for the Six Months Ended June 30, 1998  and 1997.

     For the six months ended June 30, 1998, the net decrease in net assets resulting from operations was $925,000 or $.05 per share as compared to a net decrease in net assets resulting from operations of $513,000, or $.04 per share for the six months ended June 30, 1997.

     Earnings from the six months ended June 30, 1998 as compared to June 30, 1997 is due to the realized gains recognized in connection with the sale of marketable securities and changes in valuation of portfolio investments. Realized gains were $1,168,000 and unrealized depreciation was $1,805,000 for the six months ended June 30, 1998. Realized gains were $6,900,000 and unrealized depreciation was $6,135,000 for the six months period ended June 30, 1997. For the six months period ended June 30, 1998, the unrealized depreciation attributable to the Company's wholly-owned subsidiary, Universal Bridge, and its majority owned subsidiary, UPLP, was $339,000.

     Interest expense for the six months ended June 30, 1998 was $307,000 as compared to $607,000 for the same period in the prior fiscal year. The decrease of $300,000 is attributable to a repayment of $4,000,000 of the SBA debentures on April 1, 1997 and a reduction in margin payable to brokers.

     General and administrative expenses increased $176,000 for the six months ended June 30, 1998 as compared to the comparable period in 1997 from $492,000 to $668,000 primarily due to an increase in legal fees associated with the 1997 Private Placement and the BDC status of the Company and certain of its subsidiaries.

Results of Operations for the Three Months Ended June 30, 1998  and 1997.

     For the three months ended June 30, 1998, the net decrease in net assets resulting from operations was $675,000 or $.04 per share as compared to a net increase in net assets resulting from operations of $522,000, or $.04 per share for the three months ended June 30, 1997.

     The decrease in earnings from the three months ended June 30, 1998 as compared to June 30, 1997 is due to the realized gains recognized in connection with the sale of marketable securities and changes in valuation of portfolio investments. Realized gains were $209,000 and unrealized depreciation was $877,000 for the three months ended June 30, 1998. Realized gains were $1,092,000 and unrealized appreciation was $784,000 for the three months period ended June 30, 1997. For the three month period ended June 30, 1998, the unrealized depreciation attributable to the Company's wholly-owned subsidiary, Universal Bridge, and its majority owned subsidiary, UPLP, was $217,000.

     Interest expense for the three months ended June 30, 1998 was $130,000 as compared to $247,000 for the same period in the prior fiscal year. The decrease of $117,000 is attributable to a repayment of $4,000,000 of the SBA debentures on April 1, 1997 and a reduction in margin payable to brokers.

     General and administrative expenses increased $126,000 for the three months ended June 30, 1998 as compared to the comparable period in 1997 from $238,000 to $364,000 primarily due to an increase in legal fees associated with the 1997 Private Placement and the BDC status of the Company and certain of its subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES.

     Liquidity and Capital Resources of Walnut Capital. As part of the SBIC program, Walnut Capital has, from time to time, issued $12 million of debentures to the SBA (the "Walnut Debentures"). Walnut Debentures in the principal amount of $4 million had been repaid on September 1, 1995, April 1, 1997, and an additional Walnut Debentures in the principal amount of $2 million were repaid on June 1, 1998. Walnut Debentures in the principal amount of $2 million were outstanding as of June 30, 1998. Such Walnut Debentures were originally issued in September 1989, bear interest at a rate of 8.80% per annum and are due on September 1, 1987.

     Interest on the Walnut Debentures is paid semi-annually, and principal is due at maturity. Walnut Capital has been current in all of its interest payments to the SBA. Walnut Capital repaid the $2 million Walnut Debentures due at June 1, 1998 in accordance with its terms. Additionally, Walnut Capital reduced its broker margin account by $1.419 million. Walnut Capital had cash and a broker margin account available to repay the $2 million of Walnut Debentures due June 1, 1998.

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

     Liquidity and Capital Resources of the Company. On August 31, 1995, the Company established a $4 million line of credit with American National Bank and Trust Company of Chicago ("ANB"). This line was replaced as of September 8, 1996 with a term loan of $2,850,000. This loan required interest only payments on September 30, 1996 and December 31, 1996. A principal payment of $575,000 was made on March 31, 1997, with the balance due on July 31, 1997. The interest rate associated with this loan is ANB's base rate plus 2% (10.5% as of June 30, 1998). This loan was renewed and amended to provide for an initial principal payment of $250,000 and quarterly principal payments thereafter, commencing December 31, 1997, of $250,000. This loan has an amended maturity date of June 30, 1999 and a current principal amount outstanding of $1,275,000. Two Directors of the Company personally guarantee the loan. In April 1997, the Company received an unsecured loan from a related party in the amount of $400,000. Such loan bears interest at 9.5%. The loan will be repaid in four quarterly payments, which commenced with a payment on April 1, 1998, of $100,000, and a second payment of $100,000 in July 1998.

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

INVESTMENT PORTFOLIO CHANGES

     The sale of certain portfolio investments resulted in unrealized depreciation and the recognition of realized gains during the six months ended June 30 as follows:

                                      Unrealized
                                      Appreciation
                                      (Depreciation)        Realized Gain/(Loss)
                                      --------------------  --------------------
Vitalink Pharmacy Services, Inc.          $(1,620,000)          $1,386,000
Consolidated Technology Group, Ltd.           292,000             (277,000)
Others, net                                         0               23,000

The Company's equity investments that appreciated/(depreciated) in value during the six months ended June 30, 1998 were as follows:


                              Unrealized Appreciation/(Depreciation)
                              --------------------------------------
First Health Group Corp.                    $819,000
Paragon Health Network, Inc.                (368,000)
I-Flow Corporation                          (403,000)
Others, net                                 (147,000)

     There were unrealized losses of $339,000 recorded in connection with Universal Bridge's partnership interest in UPLP.

                          PART II - OTHER INFORMATION

ITEM 5 - OTHER PROCEEDINGS.

     On April 15, 1998, the Company, Walnut Capital and The Holding Company filed a complaint in the District Court for the Northern District of Illinois against Michael A. Faber, a former officer of Walnut Capital and a current stockholder, officer, director and member, as applicable, of WGP Management Company, Inc. ("WGPMC") and Walnut GP, L.L.C. ("Walnut GP"), each of which entities are 40% owned by Walnut Funds. Walnut GP and WGPMC are the sole general partner and manager of Walnut Growth, respectively. In June 1998, the parties reached a settlement pursuant to which such action is to be dismissed.


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

                                 WALNUT FINANCIAL SERVICES, INC.
                                 (Registrant)




Date:  July 30, 1998             /s/ Joel S. Kanter
                                 -----------------------------------
                                 Joel S. Kanter
                                 President (Chief Executive Officer)



Date:  July 30, 1998             /s/ Robert F. Mauer
                                 -----------------------------------
                                 Robert F. Mauer
                                 Treasurer (Chief Accounting Officer)