Form 10-Q
period 1998-09-30
WALNUT FINANCIAL SERVICES INC
filed 1998-11-16
CIK 942378

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934
    For the quarterly period ended September 30, 1998  or
                                        -------------------
[ ] Transition report under Section 13 or 15(d) of the Exchange Act
    For the transition period from_________ to _________
                 Commission file number 0-26072 and 814-00157

               Walnut Financial Services, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                           Utah                                                   87-0415597
-------------------------------------------------------------------------------------------------------------------
              (State or Other Jurisdiction of                                    (I.R.S. Employer
              Incorporation or Organization)                                   Identification No.)

          8000 Towers Crescent Drive, Suite 1070
                     Vienna, Virginia                                                 22182
--------------------------------------------------------------------------------------------------------------------
         (Address of Principal Executive Offices)                                   (Zip Code)

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

Yes   X    No
   -------    -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     As of November 12, 1998, the registrant had 19,811,178 shares of Common Stock issued and outstanding.

                WALNUT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                               SEPTEMBER 30, 1998


                                                                                   Page Number
                         Part I - Financial Information

Item 1 - Financial Statements

Consolidated Statements of Assets and Liabilities as of September 30, 1998
and December 31, 1997                                                                    3

Investment in Securities as of September 30, 1998                                        4

Consolidated Statements of Operations for the nine months ended September 30, 1998
and 1997 and three months ended September 30, 1998 and 1997                              6

Consolidated Statements of Changes in Net Assets for the nine months ended
September 30, 1998 and 1997                                                              7

Consolidated Statements of Cash Flows for the nine months ended September 30, 1998
and 1997                                                                                 8

Notes to Condensed Consolidated Financial Statements                                     9

Item 2 - Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                               12

                           Part II - Other Information

Item 5 - Other Information                                                              15

Item 6 - Exhibits Required by Item 601 and Reports on Form 8-K                          15

Signatures                                                                              16



                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                WALNUT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
                                   (UNAUDITED)

                                                                              SEPTEMBER 30,           DECEMBER 31,
                                                                                       1998                   1997
                                                                                (UNAUDITED)
                                                                           -----------------      -----------------
Assets:
Investments at Market or Fair Value:
     Marketable equity securities (cost of $1,148,000 in 1998 and
     $1,448,000 in 1997 )                                                  $      8,654,000       $      13,554,000
     Non-marketable equity securities (cost of $11,180,000 in 1998
     and $8,183,000 in 1997)                                                      6,587,000               3,384,000
     Non-marketable debt securities (cost of $1,150,000 in 1998
     and $1,329,000 in 1997)                                                        479,000                 659,000
     Partnership interests (cost of $1,762,000 in 1998 and
     $1,862,000 in 1997)                                                          1,869,000               2,389,000
                                                                           ----------------       -----------------
       Total portfolio securities                                                17,589,000              19,986,000

Cash and cash equivalents                                                           248,000               6,479,000
Other assets                                                                        195,000                  44,000
                                                                           ----------------       -----------------
       Total assets                                                              18,032,000              26,509,000

Liabilities:
     Margin payable to brokers                                                    1,610,000               2,297,000
     Notes payable to banks                                                       1,301,000               2,025,000
     Notes payable to related party                                                 200,000                 400,000
     Accounts payable, accrued expenses and other current
     liabilities                                                                    974,000               1,069,000
     Debentures payable                                                           2,000,000               4,000,000
     Deferred tax liability                                                               0                  44,000
                                                                          -----------------       -----------------
       Net assets                                                          $     11,947,000       $      16,674,000
                                                                          =================       =================


Preferred stock, no stated value, 1,000,000, no shares issued

Common stock, $.01 par value, 50,000,000 shares authorized,
18,890,824 and 18,656,687 issued and outstanding                           $        189,000       $         187,000

Additional paid in capital                                                       18,461,000              18,237,000

Accumulated deficit:

     Net investment loss                                                        (13,749,000)            (12,676,000)
     Net realized gain on investment                                              8,500,000               8,263,000
     Net unrealized appreciation of investments                                  (1,454,000)              2,663,000
                                                                          -----------------       -----------------


       Net assets applicable to outstanding common shares
       (equivalent to $0.63 and $0.89 per share based on
       18,890,824 and 18,656,687 outstanding common shares at
       September 30, 1998 and December 31, 1997, respectively)             $     11,947,000       $      16,674,000
                                                                           ================       =================

                         WALNUT FINANCIAL SERVICES, INC.
                            INVESTMENT IN SECURITIES
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

                                                                    Shares          Value
                                                                  ---------      ----------
 Common and Preferred Stocks - 86%

     Healthcare - 56%
   -------------------
        American Psych Systems, Inc.                               122,950       $  150,000
        Mariner Post Acute Network                                 140,757          730,000
            formerly Paragon Health Network, Inc.)
        Greystone Medical Group, Inc.                              200,000          100,000
        First Health Group Corp.                                   300,000        7,294,000
        HP America                                                  66,667          200,000
        I-Flow Corporation                                         300,000          625,000
        Ivonyx Group Services, Inc.                                100,000          100,000
        Med Images, Inc.                                           241,530          454,000
        MHM Services, Inc.                                         131,955           44,000
        Optiva Corporation                                          10,000           63,000
        Osteoimplant Technology, Inc.                               80,000           96,000
        Rainbow Medical, Inc.                                       25,000           50,000
        Sovereign Medical Acquisition Corp.                          3,667           22,000
                                                                                 ----------
                                                                                  9,928,000
                                                                                 ----------

     High technology- 3%
   ----------------------
        Madison Info. Tech. Preferred A                             60,000          150,000
        Madison Info. Tech. Preferred B                             60,000          150,000
        Logic Devices Incorporated                                  45,000           61,000
        Nhancements Technology Corp.                                 9,185            5,000
        Thermo Information Solutions, Inc.                          10,000           90,000
        J.L. Wickham Co., Inc. Common                              250,696                -
        J.L. Wickham Co., Inc. Preferred                           281,788                -
                                                                                 ----------
                                                                                    456,000
                                                                                 ----------


     Communications- 7%
    --------------------
        International Business Network                              70,000          105,000
        Trans Global Services, Inc.                                 62,003          291,000
        Vision III Imaging, Inc.                                    10,835          867,000
                                                                                 ----------
                                                                                  1,263,000
                                                                                 ----------

     Biotechnology- 2%
    -------------------
        Vaxgen, Inc.                                                20,000           70,000
        BioHorizon Implant Systems, Inc.                           193,934          300,000
                                                                                 ----------
                                                                                    370,000
                                                                                 ----------



     Finance - 13%
    ---------------
        Pacific Financial Services Corporation                         300        2,339,000
            (wholly owned sub)
                                                                                  ---------
                                                                                  2,339,000
                                                                                  ---------

     Other- 5%
    -----------
        Automotive Performance Group                                50,000          100,000
        Linter's, Inc.                                              42,784           75,000
        SoftKat, Inc.                                              155,309          311,000
-------------------------------------------------------------------------------------------



        VINnet Inc. Common                                            25,000        125,000
        VINnet Holding, Inc. Preferred A                                 180        180,000
        VINnet Holding, Inc. Preferred B                              37,643         94,000
                                                                                 ----------
                                                                                    885,000
                                                                                 ----------

         Total common and preferred stocks (cost $12,328,000)                    15,241,000
                                                                                 ----------


 Partnership Interests - 11%
        Universal Partners, L.P. (majority-owned subsidiary)                      1,869,000
                                                                                 ----------
         Total partnership interests (cost $1,762,000)                            1,869,000
                                                                                 ----------
 Debt Securities - 3%
        TCOM Services, Inc.                                                         276,000
        SoftKat, Inc.                                                               160,000
        Sovereign Medical Acquisition Corp.                                          20,000
        VINnet Holding, Inc.                                                         23,000
                                                                                 ----------
         Total debt securities (cost $1,150,000)                                    479,000
                                                                                 ----------

         Total - 100% (cost $15,240,000)                                        $17,589,000
                                                                                 ==========
 -------------------------------------------------------------------------------------------

                WALNUT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   FOR THE NINE MONTHS ENDED        FOR THE THREE MONTHS ENDED
                                               --------------------------------- ---------------------------------
                                                SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                        1998             1997             1998             1997
                                               ----------------- --------------- ---------------- -----------------
 Investment income:
  Interest income                                      77,000         38,000              10,000            2,000
  Dividend income                                       3,000         19,000
                                               -----------------------------     --------------------------------
Total income                                           80,000         57,000              10,000            2,000
Expenses:
 Interest expense                                     415,000        857,000             108,000          250,000
 General and administrative                           931,000        877,000             263,000          385,000
                                               -----------------------------     --------------------------------
Net investment (loss) before taxes                 (1,266,000)    (1,677,000)           (361,000)        (633,000)

Income tax benefit                                    193,000        671,000            (169,000)         253,000
                                               -----------------------------     --------------------------------
Net investment (loss)                              (1,073,000)    (1,006,000)           (530,000)        (380,000)
                                               -----------------------------     --------------------------------

Realized and unrealized gains on investments:
 Realized gain (loss) on sale of investments
  Before income tax                                   395,000      4,642,000            (773,000)      (2,257,000)

 Income tax provision                                (158,000)    (1,857,000)            309,000          903,000
                                               -----------------------------     --------------------------------
 Net realized gain (loss)on sale of investments       237,000      2,785,000            (464,000)      (1,354,000)
                                               -----------------------------     --------------------------------
 Unrealized appreciation/(depreciation)
   Investments before income tax                   (4,117,000)    (1,558,000)         (2,312,000)       4,577,000
 Income tax benefit                                         0        284,000            (722,000)      (1,825,000)
                                               -----------------------------     --------------------------------
    Net unrealized appreciation/(depreciation)
   on investments                                  (4,117,000)    (1,274,000)         (3,034,000)       2,752,000
                                               -----------------------------     --------------------------------
Net realized and unrealized gains (losses)
  on Investments                                   (3,880,000)     1,511,000          (3,498,000)       1,398,000
Net increase (decrease) in net assets resulting
  from operations                                  (4,953,000)       505,000          (4,028,000)       1,018,000
                                               =============================     ================================
Gain/(loss) per share - basic and diluted               (0.26)          0.03               (0.21)            0.07
                                               -----------------------------     --------------------------------

Weighted average shares outstanding                18,864,826     14,616,687          18,890,824       14,616,687
                                               =============================     ================================

                WALNUT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
                                   (UNAUDITED)


                                                                              FOR THE NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                          -----------------------------------
                                                                                    1998                1997
                                                                          ---------------     ---------------

Decrease in net assets resulting from operations:

  Net investment loss                                                    $   (1,073,000)      $   (1,346,000)
  Net realized gains on investments                                             237,000            2,785,000
  Net unrealized depreciation on investments                                 (4,117,000)            (934,000)
                                                                         --------------       --------------
                                                                             (4,953,000)             505,000
                                                                         --------------       --------------

Increase in net assets resulting from capital share transactions:

  Issuance of 234,137 shares of common stock for Pacific Financial
    Services Corporation                                                        300,000                    0
  Expenditures attributable to issuance of common stock                         (74,000)                   0
                                                                         --------------       --------------
                                                                                226,000                    0

                                                                         --------------       --------------
Total increase (decrease) in net assets                                      (4,727,000)             505,000

Net assets at beginning of period                                            16,674,000           14,387,000
                                                                          -------------       --------------

Net assets at end of period                                                 $11,947,000         $14,892,000
                                                                          ===============     ===============

                WALNUT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            FOR THE NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                       ------------------------------------
                                                                                 1998               1997
                                                                       -----------------  -----------------
Cash flows from operating activities:
   Net increase (decrease) in net assets resulting from operations      $   (4,953,000)           505,000
   Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
      Net unrealized depreciation of investments                             4,117,000          1,558,000
      Net realized gain on investments                                        (395,000)        (4,642,000)
      Change in net deferred tax liability                                     (44,000)           856,000
      Changes in assets and liabilities:
         Other assets                                                         (151,000)           (17,000)
         Other liabilities                                                     (95,000)            17,000
                                                                       ----------------------------------
            Net cash provided by (used in) operating activities             (1,521,000)        (1,723,000)
                                                                       ----------------------------------

Cash flows from investing activities:
   Purchases of common stock, healthcare                                      (362,000)          (220,000)
   Purchases of common stock, high tech                                       (300,000)           (50,000)
   Purchases of common stock, bio tech                                        (300,000)                --
   Purchases of common stock, communications                                  (125,000)                --
   Purchases of common stock, other                                           (100,000)          (165,000)
   Purchases of general partnership interest                                        --            (75,000)
   Purchase of equity and debt securities, wholly-owned subsidiary          (2,159,000)                --
   Proceeds from sale of general partnership interest                          122,000                 --
   Proceeds from sale of common stock, healthcare                            1,914,000          8,945,000
   Proceeds from sale of common stock, high tech                                33,000              2,000
   Proceeds from sale of common stock, other                                    53,000            943,000
   Expenditures attributable to issuance of common stock                       (75,000)                --
   Collection of wholly-owned subsidiary note                                       --            749,000
   Collections from debt securities                                            200,000             65,000
                                                                       ----------------------------------
            Net cash provided by (used in) investing activities             (1,099,000)        10,194,000
                                                                       ----------------------------------

Cash flows from financing activities:
   Borrowings (repayments) of short term debt                                 (724,000)        (1,050,000)
   Borrowings from (repayments to) related party                              (200,000)                --
   Increase (decrease) in margin accounts                                     (687,000)        (3,327,000)
   Repayments of long term debt                                             (2,000,000)        (4,000,000)
                                                                       ----------------------------------
            Net cash provided by (used in) financing activities             (3,611,000)        (8,377,000)
                                                                       ----------------------------------

Net increase (decrease) in cash and cash equivalents                        (6,231,000)            94,000
Cash and cash equivalents, beginning                                         6,479,000            350,000
                                                                       ----------------------------------
Cash and cash equivalents, end                                          $      248,000       $    444,000
                                                                       ==================================
Supplemental Information:

Cash paid for interest                                                  $      415,000       $    599,000
                                                                       ==================================
Issuance of common stock and warrants for equity in wholly owned
subsidiary                                                              $      300,000       $         --
                                                                       ==================================

                        WALNUT FINANCIAL SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PREPARATION.
         --------------------

         The accompanying consolidated financial statements as of September 30, 1998 are unaudited; however, in the opinion of the management of Walnut Financial Services, Inc., a Utah corporation (the "Company"), such statements include all adjustments (consisting of normal recurring accruals) necessary to present a fair statement of the information presented therein. The balance sheet at December 31, 1997 was derived from the audited financial statements at such date.

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

2.       ORGANIZATION.
         ------------

         The Company is a closed-end management investment company, which elected on October 15, 1997 to be regulated as a business development company (a "BDC") under the Investment Company Act of 1940 (as amended, the "Investment Company Act"). As such, the Company is, among other requirements, required to invest at least 70% of its total assets in certain prescribed "Eligible Assets," which generally include securities of privately-held companies and cash items, government securities and high-quality short-term debt. As of September 30, 1998, the Company has three primary business focuses: (i) investing in start-up and early stage development companies, (ii) operating an investment vehicle that specializes in bridge financing to small to medium-sized companies and (iii) to a lesser extent, providing accounts receivable factoring services to small and medium-sized businesses. The Company engages in its investment business (x) primarily through its wholly-owned subsidiary, Walnut Capital Corp., a Delaware corporation ("Walnut Capital"), which was formed in 1980 for the purpose of operating as a Small Business Investment Company (an "SBIC") under the Small Business Investment Act of 1958 (as amended, the "SBIA") and is subject to regulations promulgated by the Small Business Administration (the "SBA") pursuant to the provisions of the SBIA, and (y) to a lesser extent, through its wholly-owned subsidiary, Walnut Funds, Inc., a Delaware corporation ("Walnut Funds"), which has a 40% ownership interest in and indirectly (through WGP Management Company, Inc., a Delaware corporation, in which Walnut Funds has a 40% ownership interest) provides investment management services to Walnut Growth Partners Limited Partnership, an Illinois limited partnership ("Walnut Growth"), an investment fund discussed more fully below. Walnut Growth is currently not active and management believes that it may not resume activities and, as a result, the Company may not have access to Walnut Growth's remaining investment capital. The Company pursues its bridge financings through its wholly-owned subsidiary, Universal Bridge Fund, Inc., a Delaware corporation ("Universal Bridge"). Universal Bridge owns 50% of the outstanding general partnership interests and approximately 83% of the limited partnership interests of Universal Partners, L.P., an Illinois limited partnership ("UPLP"). The Company engages in its accounts receivable factoring business through its wholly-owned subsidiary, Pacific Financial Services Corporation, a Washington corporation based in Seattle ("Pacific"), which was acquired by the Company in January 1998. The Company engages in the human resources and quality assurance consulting business through its wholly-owned subsidiary, Walnut Consulting, Inc., a Delaware corporation ("Walnut Consulting"). The activity of Walnut Consulting has not been significant to date. Management anticipates that the Company

                        WALNUT FINANCIAL SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


may seek to cease to be a BDC upon the acquisition of additional operating businesses. However, the Company may not change the nature of its business so as to cease to be a BDC unless such change is approved by the Company's shareholders in accordance with the Investment Company Act. As a result of the technical nature of the Investment Company Act, the Company's wholly owned subsidiaries, Walnut Capital, Walnut Funds and Universal Bridge, also have each elected to be regulated as a BDC. On September 28, 1997, the Company sold all of the outstanding stock of its wholly owned subsidiary, NFS Services, Inc., a Delaware corporation ("NFS"), which performed consulting and asset recovery services.

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

         On October 27, 1997, the Company initiated a private placement to accredited investors (the "1997 Private Placement") of 80 units (the "Units") at $50,000 per Unit. Each Unit consisted of 50,000 shares of Common Stock and 35,000 Class A Redeemable Common Stock purchase warrants (a " Class-A Warrant" and collectively, the "Class-A Warrants"). Pursuant to the 1997 Private Placement, the Company issued 4,000,000 shares of Common Stock and 2,800,000 Class-A Warrants for gross proceeds of $4,000,000. The Company used a portion of the proceeds of the 1997 Private Placement to acquire all of the issued and outstanding capital stock of Pacific. Also on December 18, 1997, the Company consummated the sale of additional 1,000,000 Class-A Warrants to certain investors for $100,000.

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

         On October 19, 1998, the Company entered into an agreement to purchase all of the outstanding common shares of Inland Financial Company ("Inland"), a Spokane, Washington-based accounts receivable factoring company. The initial purchase price was $1,450,000 paid in the form of $650,000 cash, a one-year promissory note of $150,000 and Common Stock valued at $650,000 (920,354 shares). Pursuant to the terms of the agreement, the Company may be required to pay additional purchase price of up to $950,000 in the event Inland achieves certain performance criteria as of April 2000. The additional purchase price paid, if any, will be paid in the form of 21% in cash, 21% in the form of a one-year promissory note and 58% in Common Stock.

                        WALNUT FINANCIAL SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.
         ------------------------------------------

         Principles of Consolidation. The financial statements of the Company
         ---------------------------
include the accounts of Walnut, Walnut Funds and Universal Bridge. Inter-company transactions and balances have been eliminated in consolidation.

         NET INCOME (LOSS) PER SHARE. Net income (loss) per share is computed based on the weighted-average number of shares outstanding for each period. Common stock equivalents have been considered where they are not anti-dilutive.

4.       RELATED PARTY TRANSACTIONS.
         --------------------------

         The Company and its subsidiaries retain a law firm at which a Company officer is of counsel. Payments of $437,000 were paid to such firm by the Company during the nine months ended September 30, 1998, for reimbursement of expenses and legal services incurred prior to each respective payment. Such expenses and fees were incurred in connection with normal business activities (including the acquisitions of Pacific and Inland), costs associated with the 1997 Private Placement and costs related to the status of the Company and certain of its subsidiaries as BDCs.

         In April 1997, the Company received an unsecured loan from a related party in the amount of $400,000. The loan bears interest at 9.5%. The note will be repaid in four quarterly payments. The first payment was commenced and paid on April 1, 1998, of $100,000, and the second payment of $100,000 was made in July 1998. The third payment of $100,000 was due on October 1, 1998, but has been deferred. The Company is under the process of renewing the terms of such loan with the lender.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations for the Nine Months Ended September 30, 1998 and 1997.
---------------------------------------------------------------------------

         For the nine months ended September 30, 1998, the net decrease in net assets resulting from operations was $4,953,000 or $0.26 per share as compared to a net increase in net assets resulting from operations of $505,000, or $0.03 per share for the nine months ended September 30, 1997.

         The decrease in earnings for the nine months ended September 30, 1998 as compared to September 30, 1997 is primarily due to the unrealized losses recorded in connection with the changes in valuation of portfolio investments. Realized gains were $395,000 and unrealized depreciation was $4,117,000 for the nine months ended September 30, 1998. Realized gains were $4,642,000 and unrealized depreciation was $1,558,000 for the nine months period ended September 30, 1997. For the nine months period ended September 30, 1998, the unrealized depreciation attributable to the Company's wholly owned subsidiary, Universal Bridge, and majority owned subsidiary, UPLP, was $420,000.

         Interest expense for the nine months ended September 30, 1998 was $415,000 as compared to $857,000 for the same period in the prior fiscal year. The decrease of $442,000 is attributable to a repayment of $4,000,000 and $2,000,000 of the Walnut Debentures (defined below) on April 1, 1997 and June 1, 1998 respectively, and a reduction in margin payable to brokers.

         General and administrative expenses increased $54,000 for the nine months ended September 30, 1998 as compared to the comparable period in 1997 from $877,000 to $931,000.

         Results for the Company were affected by the non-recognition of tax benefits from unrealized losses on investments. The deferred tax liability of $44,000 recorded as of December 31, 1997 was utilized by the operating losses incurred in 1998. The amount of tax benefits, which exceed the deferred tax liability of $44,000, will not be eligible for tax benefits accruals. As of September 30, 1998, the Company reversed the tax benefit of $581,000 that had been previously recorded as of June 30, 1998. As a result, these is no aggregate tax benefit for the nine months ended September 30, 1998.

Results of Operations for the Three Months Ended September 30, 1998 and 1997.
----------------------------------------------------------------------------

         For the three months ended September 30, 1998, the net decrease in net assets resulting from operations was $4,028,000 or $0.21 per share as compared to a net increase in net assets resulting from operations of $1,018,000, or $0.07 per share for the three months ended September 30, 1997.

         The decrease in earnings from the three months ended September 30, 1998 as compared to September 30, 1997 is primarily due to the unrealized losses recorded in connection with the changes in valuation of portfolio investments. Realized losses were $773,000 and unrealized depreciation was $2,312,000 for the three months ended September 30, 1998. All of the realized losses were the result of the recognition of previously recorded unrealized losses. Realized losses were $2,257,000 and unrealized appreciation was $4,577,000 for the three months period ended September 30, 1997. For the three months period ended September 30, 1998, the unrealized depreciation attributable to the Company's wholly owned subsidiary, Universal Bridge, and majority owned subsidiary, UPLP, was $81,000.

         Interest expense for the three months ended September 30, 1998 was $108,000 as compared to $250,000 for the same period in the prior fiscal year. The decrease of $142,000 is attributable to a repayment of $2,000,000 of the SBA debentures on June 1, 1998, and a reduction in margin payable to brokers.

         General and administrative expenses decreased $122,000 for the three months ended September 30, 1998 as compared to the comparable period in 1997 from $385,000 to $263,000 primarily due to an decrease in the provision of bad debt and corporate tax.

         Results for the Company were affected by the non-recognition of tax benefits from unrealized losses on investments. The deferred tax liability of $44,000 recorded as of December 31, 1997 was utilized by the operating losses in 1998.

LIQUIDITY AND CAPITAL RESOURCES.

         Liquidity and Capital Resources of Walnut Capital. As part of the SBIC program, Walnut Capital has, from time to time, issued $12 million of debentures to the SBA (the "Walnut Debentures"). Walnut Debentures in the principal amount of $4 million had been repaid on September 1, 1995, April 1, 1997; and an additional Walnut Debenture in the principal amount of $2 million was repaid on June 1, 1998. Walnut Debentures in the principal amount of $2 million were outstanding as of September 30, 1998. Such Walnut Debentures were originally issued in September 1989, bear interest at a rate of 8.80% per annum and are due on September 1, 1999.

         Interest on the Walnut Debentures is paid semi-annually, and principal is due at maturity. Walnut Capital has been current in all of its interest payments to the SBA. Walnut Capital repaid the $2 million Walnut Debentures due at June 1, 1998 in accordance with its terms. Additionally, Walnut Capital reduced its broker margin account by $687,000. Walnut Capital had cash and a broker margin account available to repay the $2 million of Walnut Debentures due September 1, 1999.

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

         Liquidity and Capital Resources of the Company. On August 31, 1995, the Company established a $4 million line of credit with American National Bank and Trust Company of Chicago ("ANB"). This line was replaced as of September 8, 1996 with a term loan of $2,850,000. This loan required interest only payments on September 30, 1996 and December 31, 1996. A principal payment of $575,000 was made on March 31, 1997, with the balance due on July 31, 1997. The interest rate associated with this loan is ANB's base rate plus 2% (10.5% as of September 30, 1998). This loan was renewed and amended to provide for an initial principal payment of $250,000 and quarterly principal payments thereafter, commencing December 31, 1997, of $250,000. This loan has an amended maturity date of June 30, 1999 and a current principal amount outstanding of $1,025,000. Two Directors of the Company personally guarantee the loan. In April 1997, the Company received an unsecured loan from a related party in the amount of $400,000. Such loan bears interest at 9.5% per annum. The loan will be repaid in four quarterly payments, which commenced with a payment on April 1, 1998, of $100,000, and a second payment of

$100,000 in July 1998. The third payment was due on October 1, 1998 and has been deferred. The Company is under the process of renewing the terms of such loan with the lender.

         Pursuant to the 1997 Private Placement, the Company sold 4,000,000 shares of Common Stock and 2,800,000 Class-A Warrants for gross proceeds of $4,000,000. The 1997 Private Placement closed in December 1997. Approximately $1,200,000 of the net proceeds of the 1997 Private Placement was used in connection with the acquisition of Pacific. Also, in December 1997, the Company sold additional 1,000,000 Class-A Warrants for total proceeds of $100,000.

         In March 1998, Walnut Capital issued a promissory note in an original principal amount of $30,000 in favor of a third party, as partial consideration in connection with the purchase of certain securities by Walnut Capital and it was repaid on September 14, 1998.

         The Company does not anticipate any significant costs relating to upgrading or reprogramming of its software for the year 2000.

INVESTMENT PORTFOLIO CHANGES
----------------------------

         The sale of certain portfolio investments resulted in unrealized depreciation and the recognition of realized gains during the nine months ended September 30 as follows:


                                                   Unrealized Appreciation
                                                        (Depreciation)             Realized Gain/(Loss)
                                                        --------------             --------------------
Vitalink Pharmacy Services, Inc.                         $(1,620,000)                   $1,386,000
Nhancements Technology                                       196,000                      (414,000)
Site Based Media, Inc.                                       340,000                      (359,000)
Consolidated Technology Group, Ltd.                          292,000                      (277,000)
First Health Group                                           (24,000)                       36,000
Others, net                                                        0                        23,000

The Company's equity investments that appreciated/(depreciated) in value during the nine months ended September 30, 1998 were as follows:

                                                             Unrealized Appreciation/(Depreciation)
                                                             --------------------------------------
First Health Group Corp.                                                   $  (437,000)
Paragon Health Network, Inc.                                                (1,989,000)
I-Flow Corporation                                                            (319,000)
Nhancement Technology                                                          176,000
Pacific Financial Services Corporation                                        (120,000)
Others, net                                                                   (192,000)


     There were unrealized losses of $420,000 recorded in connection with Universal Bridge's partnership interest in UPLP.

                           PART II - OTHER INFORMATION

ITEM 5 - OTHER PROCEEDINGS.

         On April 15, 1998, the Company, Walnut Capital and The Holding Company filed a complaint in the District Court for the Northern District of Illinois against Michael A. Faber, a former officer of Walnut Capital and a current stockholder, officer, director and member, as applicable, of WGP Management Company, Inc. ("WGPMC") and Walnut GP, L.L.C. ("Walnut GP"), each of which entities are 40% owned by Walnut Funds. Walnut GP and WGPMC are the sole general partner and manager of Walnut Growth, respectively. In June 1998, the parties reached a settlement pursuant to which such action was dismissed.



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

                                            WALNUT FINANCIAL SERVICES, INC.
                                            (Registrant)



Date:    November 13, 1998                 /s/ Joel S. Kanter
                                           -------------------------------------
                                           Joel S. Kanter
                                           President (Chief Executive Officer)



Date:    November 13, 1998                 /s/ Robert F. Mauer
                                           -------------------------------------
                                           Robert F. Mauer
                                           Treasurer (Chief Accounting Officer)