Form 10-K405
period 1998-12-31
WALNUT FINANCIAL SERVICES INC
filed 1999-04-15
CIK 942378

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ____________ to ___________

                  Commission File Numbers 0-26072 and 814-00157

                         WALNUT FINANCIAL SERVICES, INC.
             (Exact name of Registrant as specified in its charter)

              UTAH                                              87-0415597
 (State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)

 8000 TOWERS CRESCENT DRIVE, SUITE 1070
            VIENNA, VIRGINIA                                            22182
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:  (703) 448-3771

           Securities Registered Pursuant to Section 12(b) of the Act:


                                                   Name of Each Exchange
              Title of Each Class                  on which Registered
              -------------------                  -------------------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of April 13, 1999, the Registrant had issued and outstanding 3,350,533 shares of the Registrant's common stock, $.01 par value per share (the "Common Stock"). The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 13, 1999, was approximately $1,076,285 based on the last reported price of an actual transaction in Registrant's Common Stock on April 13, 1999 ($1-15/16).


================================================================================

                                     PART I

ITEM 1.      BUSINESS

         GENERAL. The Company is a closed-end management investment company, which elected on October 15, 1997 to be regulated as a business development company (a "BDC") under the Investment Company Act of 1940 (as amended, the "Investment Company Act"). As such, the Company is, among other requirements, required to invest at least 70% of its total assets in certain prescribed "Eligible Assets," which generally include securities of privately-held companies and cash items, government securities and high-quality short-term debt. The Company has three primary business focuses: (1) investing in start-up and early stage development companies, (2) operating an investment vehicle that specializes in bridge financing to small to medium-sized companies and (3) providing accounts receivable-based commercial financing, or factoring, and related services to small and medium-sized businesses. The Company's goal is to become a single source for the various financing needs of small- and medium-sized companies.

         The Company engages in its investment business through its wholly-owned subsidiary, Walnut Capital Corp., a Delaware corporation ("Walnut Capital"). Walnut Capital was formed in 1980 for the purpose of operating as a Small Business Investment Company (an "SBIC") under the Small Business Investment Act of 1958 (as amended, the "SBIA") and is subject to regulations promulgated by the Small Business Administration (the "SBA") pursuant to the provisions of the SBIA. In the past, the Company made investments through its wholly-owned subsidiary, Walnut Funds, Inc., a Delaware corporation ("Walnut Funds"). Walnut Funds has a 40% ownership interest in and indirectly provides investment management services to Walnut Growth Partners Limited Partnership, an Illinois limited partnership ("Walnut Growth"), an investment fund. Walnut Growth did not make any investments in 1998, and the Company does not expect Walnut Growth to make any further investments.

         The Company pursues its bridge financings through its wholly-owned subsidiary, Universal Bridge Fund, Inc., a Delaware corporation ("Universal Bridge"). Universal Bridge owns 50% of the outstanding general partnership interests and approximately 83% of the outstanding limited partnership interests of Universal Partners, L.P., an Illinois limited partnership ("UPLP").

         The Company engages in its accounts receivable factoring business through its wholly-owned subsidiaries, Pacific Financial Services Corporation, a Washington corporation based in Bellevue, Washington ("Pacific Financial"), which was acquired by the Company in January 1998, and Inland Financial Corporation, a Washington corporation based in Spokane, Washington ("Inland Financial"), which was acquired by the Company in October 1998. Inland Financial and Pacific Financial are principally engaged in providing receivables-based commercial financing and related fee-based credit, collection and management information services. Inland Financial and Pacific Financial generally provide financing to their clients by purchasing accounts receivable owed to the clients by the clients' customers. Inland Financial and Pacific Financial also provide financing by guaranteeing amounts due under letters of credit issued to their clients which are collateralized by accounts receivable and other assets and provide equipment and inventory financing to some of their factoring clients.

         In addition to the foregoing primary businesses, the Company operated a human resources and quality assurance consulting business through its wholly-owned subsidiary, Walnut Consulting, Inc., a Delaware corporation ("Walnut Consulting"), during 1997 and part of 1998. The operations of Walnut Consulting were not significant to the revenues of the Company.

         BACKGROUND. The Company was organized under the laws of the State of Utah on June 26, 1984 under the name DNE Corporation. The Company began its current existence on February 27, 1995, when the former shareholders of Walnut Capital acquired the Company in a reverse acquisition (the "Business Combination") in which such shareholders exchanged all of their shares of Walnut Capital common stock for shares of the Company's Common Stock. Prior to February 27, 1995, Walnut Capital was a privately held investment company managed by members of the Company's current management.

         BDC ELECTION. On October 15, 1997, the Company and certain of its subsidiaries (Walnut Capital, Universal Bridge and Walnut Funds) elected to be regulated as BDCs as provided by the Investment Company Act. The Company may have inadvertently became subject to the requirements of the Investment Company Act as a result of the Business Combination. After the date of the Business Combination, the Company relied on the one-year safe harbor exemption provided by Rule 3a-2 under the Investment Company Act from the registration, filing and operating requirements imposed by the Investment Company Act. The Company's one-year exemption period expired on February 27, 1996 and from such date the Company may be deemed to have been an unregistered investment company. As a result, certain actions taken after the expiration of the one-year exemption period may have violated the Investment Company Act.

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

         REVERSE STOCK SPLIT. On January 22, 1999, the Company effected a one-for-six reverse stock split (the "Reverse Stock Split") of its Common Stock, pursuant to shareholder approval granted at the annual meeting of the shareholders of the Company held on January 20, 1999. Fractional shares held by any holder of Common Stock after aggregating all of such holder's shares were rounded up to the nearest whole share. Immediately following the effectiveness of the Reverse Stock Split, after giving effect to the rounding up of fractional shares, there were 3,350,533 issued and outstanding shares of Common Stock. All share amounts, price and other material terms described herein for the Common Stock and options and warrants exercisable therefor give effect to the Reverse Stock Split regardless of the date with respect to which such share amounts, price or other terms are being described.

         PRESENTATION OF FINANCIAL INFORMATION. The Company has determined it is required to present its financial statements in accordance with generally accepted accounting principles and Securities and Exchange Commission ("SEC") regulations in the format applicable to investment companies. The Company had previously reported its financial statements in accordance with generally accepted accounting principles and SEC rules and regulations applicable to operating companies. Accordingly, the financial information presented herein for the years ended prior to December 31, 1997 has been restated in accordance with generally accepted accounting principles and SEC rules in the format applicable to investment companies which generally means that investments are reported at fair market value rather than cost, including wholly-owned subsidiaries. Because of such reporting requirements, the operating results of Inland Financial and Pacific Financial are not included in the consolidated operating results of the Company and instead the Company reports only the fair value of its investments in such companies. Similarly, the Company reports only the fair value of its investment in UPLP. Certain financial information of UPLP is presented in footnote 11 of the audited financial statements which are contained in this Annual Report on Form 10-K.

         WALNUT CAPITAL. Walnut Capital was incorporated on September 18, 1980 and maintains offices in Chicago, Illinois and Vienna, Virginia. Since 1984, Walnut Capital has invested in more than 100 start-up and early stage development companies. Each company in which an investment is made is a "portfolio company". Once an investment is made, Walnut Capital's principal objective is to assist the management of the portfolio company by utilizing the extensive experience and breadth of professional contacts of Walnut Capital's officers and directors. Walnut Capital takes an active approach toward assisting a portfolio company's management to meet and exceed business objectives in order to enhance the potential return on Walnut Capital's investment. Walnut Capital's officers and directors maintain contacts throughout the U.S. and international business and financial communities and are dedicated to introducing the management of portfolio companies to additional business contacts and sources of financing. Walnut Capital's officers and directors provide extensive technical, operational and managerial assistance in a wide variety of industries, and maintain an array of sales and marketing contacts in the domestic and international business communities.

         Walnut Capital does not maintain a specific investment policy to guide its investment choices. Rather, Walnut Capital's officers and directors review investment opportunities and, in collaborative fashion, seek to identify and select the best among them. However, Walnut Capital, as a BDC, may not acquire any asset other than "Eligible Assets" unless, at the time the acquisition is made, Eligible Assets represent at least 70% of the Company's total assets (other than certain assets necessary for its operation, such as office furniture, equipment and facilities). See "Business--BDC Regulation" for a description of "Eligible Assets." In general, Walnut Capital seeks to maintain a diversified portfolio of companies from various industries and various geographic locations. Walnut Capital also seeks to invest in companies with original or exclusive technology or expertise, and in companies that have the potential for revenue and earnings growth sufficient to become a candidate for a public offering within five years. Accordingly, Walnut Capital's portfolio companies are located throughout the United States and in numerous industries. Initial investment amounts range from $100,000 to $750,000, and may take the form of debt, equity or some combination thereof. The amount currently invested in each such company ranges from $100,000 to approximately $1,000,000 and takes the form indicated in the chart below.

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

         As of December 31, 1998, Walnut Capital held equity securities, including its investment in UPLP, with a fair market value of $14.4 million, with a cost basis of approximately $16.4 million, and as of such date, approximately 42% of the fair market value of Walnut Capital's equity securities were concentrated in the health care industry. As of December 31, 1998, Walnut Capital's debt securities were valued at $23,000, with a cost basis of approximately $718,000. Below is a list of certain of Walnut Capital's investments, divided into business categories, which in the aggregate constitute the principal investments of Walnut Capital as of December 31, 1998:

I.     HEALTH CARE COMPANIES (A)                             II.    COMPUTER AND HIGH TECHNOLOGY COMPANIES

       American Psych Systems, Inc. (3)                             Logic Devices Incorporated (1)(2)(3)
       First Health Group Corp. (1)(2)(3)                           Madison Info. Tech. (3)
       HP America Inc. (3)                                          Multimedia Games, Inc.(1)(3)
       Ivonyx Group Services, Inc. (3)                              E-Synch, Inc. (3)
       Mariner Post-Acute Network (1)(2)(3)                         Thermo Information Solutions, Inc. (3)
       MHM Services, Inc. (1)(3)

III.   SERVICE-RELATED, LOW-TECH AND OTHER COMPANIES         IV.    MEDICAL AND HEALTH PRODUCTS COMPANIES (B)

       The Alta Group Ltd. (5)                                      BioHorizon Implant Systems, Inc. (3)
       Automotive Performance Group (1)(3)                          I-Flow Corporation(1)(2)(3)
       Inorganic Recycling, Inc. (3)                                Greystone Medical Group, Inc.(2)(3)
       International Business Network (3)                           Med Images, Inc.(2)(3)
       Linter's, Inc. (3)                                           Optiva Corporation(3)
       Site Based Media, Inc. (3)                                   Osteoimplant Technology, Inc. (1)(2)(3)
       Trans Global Services, Inc. (1)(3)                           Rainbow Medical, Inc. (3)
       VINnet, Inc. (5)                                             Sovereign Medical Acquisition Corp.(2)(3)
       Vision III Imaging, Inc. (2)(3)                              VaxGen, Inc. (3)

--------------------

(1) Publicly traded.

(2) Walnut Capital representative on the board of directors.

(3) Investment in the form of equity only.

(4) Investment in the form of debt only.

(5) Investment in the form of a combination of equity and debt.

(A) Excludes medical and health products companies

(B) Includes biotechnology companies


         UPLP. UPLP was formed in 1993 and has invested approximately $5 million in portfolio companies since its inception. The Company's wholly owned subsidiary, Universal Bridge, owns 50% of the outstanding general partnership interests and approximately 83% of the limited partnership interests of UPLP. The remaining 50% of the outstanding general partnership interests is indirectly owned by Windy City, Inc., an affiliate of the Company ("Windy City"). See "Certain Relationships and Related Transactions." UPLP is an investment vehicle that specializes in bridge financing to small to medium-sized companies. UPLP targets investments that will provide significant return of capital from a known repayment source (such as a proposed initial public offering) within a six to eighteen month time frame.

         As of December 31, 1998, UPLP had a fair market value of $1.5 million in equity securities with a cost basis of $1.4 million. UPLP's debt securities are valued at $0.5 million with a cost basis of $0.9 million. Below is a list of certain of UPLP's investments, divided into business categories, which in the aggregate constitute the principal investments of UPLP as of December 31, 1998:

I.    BIOTECHNOLOGY COMPANIES                                II.   COMMUNICATIONS AND MEDIA COMPANIES

      Cellegy Pharmaceuticals, Inc.(1)(3)                          Didax On-Line (1)(4)
      Innapharma, Inc. (5)                                         Novazen, Inc. (4)
                                                                   NuWave Technologies, Inc. (3)
                                                                   The Outlet Mall Network (5)
                                                                   Trex Communications (3)
                                                                   Umagic Systems, Inc. (2)(3)

III.  COMPUTER AND HIGH TECHNOLOGY COMPANIES                 IV.   MEDICAL AND HEALTH PRODUCTS COMPANIES (A)

      Daleen Technologies, Inc.(5)                                 Greystone Medical Group, Inc.(5)
      Dynaco Acquisition Corporation (3)                           Osteoimplant Technology, Inc.(1)(5)
      Multimedia Games, Inc.(1)(3)
      ThermoLyte Corporation(3)


V.    BASIC INDUSTRIAL COMPANIES                             VI.   SERVICE-RELATED, LOW-TECH AND OTHER COMPANIES

      The Alta Group Ltd. (2)(5)                                   Bartech System (3)
      Piedras Petroleum (3)                                        Country Star Restaurants(1)(3)
      Galveston Steakhouse Corp. (4)                               Delta-Omega Technologies, Inc. (3)
      Industrial Flexible Materials, Inc.(1)(3)                    IDF International, Inc.(1)(5)
      Nuecol Corporation(3)                                        Jenna Lane, Inc.(3)
      Palomar Electronics Corp. (3)                                Kat-Man-Du Entertainment(5)
      Rosecap, Inc. (3)                                            Nations Flooring, Inc. (1)(3)
      S.C.R.U.B.S, Inc.(3)                                         Playorena Inc. (1)(3)
      Thermo Trilogy Corp. (3)                                     You Bet International Inc.(3)


-------------------
(1) Publicly traded.
(2) Universal Bridge representation on the board of directors
(3) Investment in form of equity only.
(4) Investment in form of debt only.
(5) Investment in form of a combination of equity and debt.
(A) Excludes biotechnology companies


         PACIFIC FINANCIAL AND INLAND FINANCIAL. The Company purchased 100% of the issued and outstanding capital stock of Pacific Financial in January 1998. The Company acquired Inland Financial through reverse merger with a newly created subsidiary of the Company on October 19, 1998. Both Inland Financial and Pacific Financial provide accounts receivable factoring services to small- and medium-sized businesses. Pacific Financial is based in the Seattle, Washington area. Inland Financial is based in Spokane, Washington.

         Inland Financial and Pacific Financial generally provide financing to their clients by purchasing accounts receivable owed to the clients by the clients' customers, usually on a non-recourse basis, as well as by guaranteeing amounts due under letters of credit issued to the clients which are collateralized by accounts receivable and other assets. The purchase of accounts receivable, or "factoring," earns a factoring fee, generally equal to 0.5% to 2% of the factored sales volume. No money is paid to the client at the time Inland Financial or Pacific Financial purchases the client's receivables. Instead, Inland Financial and Pacific Financial record a liability to the client on its books for the purchase price of the receivable. Generally, Inland Financial and Pacific Financial and the client notify the client's customer to make all payments on the receivable directly to Inland Financial or Pacific Financial. In most cases, a client's customers are other commercial entities and the client does not deal directly with individuals.

         Inland Financial and Pacific Financial also provide their clients with access to credit management, collection and information services, including certain computerized accounting services, as well as credit assurance. Inland and Pacific conduct credit checks on client's customers, analyze the information and make recommendations as to the amount of any credit to be extended. If Inland Financial or Pacific Financial approves the credit of the customer, in accordance with written guidelines established by Inland Financial and Pacific Financial, then Inland Financial or Pacific Financial will purchase the receivable for a fee and guarantee the collection of the receivable based solely on the customer's financial ability to pay the receivable. If the credit of the customer is not approved, Inland Financial or Pacific Financial will purchase the receivable for a fee, but will not guarantee collection of the receivable.

         Inland Financial and Pacific Financial guarantee the collection of each client's pre-approved receivables or receivables from each client's customers with pre-approved credit lines. Payment for receivables which are credit-approved by the Inland Financial or Pacific Financial is made to the client after collection from the client's customer or, if the receivable is not paid based solely on the customer's financial inability to pay, payment is made to the client after an agreed upon period of time, usually 90 to 120 days after the due date of the receivable. Frequently, Inland Financial and Pacific Financial also advance funds to its clients prior to collection of receivables, charge interest on such advances (in addition to any factoring fees) and satisfy such advances from receivables collections. All payments to clients are reduced by amounts outstanding to Inland Financial and Pacific Financial, such as the factoring fee charged to the client or any outstanding advances to the client. Interest charged on such advances is generally equal to 1% to 4% over prime. Management believes that the generally short-term and floating rate characteristics of its advances and the floating rate of its financings result in minimal interest rate exposure.

         Inland Financial and Pacific Financial also provide equipment and inventory financing to some of their factoring clients and guarantee amounts due under letters of credit issued to their clients which are collateralized by accounts receivable and other assets.

         WALNUT FUNDS. Walnut Funds owns a 40% interest in the 1% sole general partner of Walnut Growth and a 40% interest in an entity that provides investment management and other services to the general partner of Walnut Growth in consideration for management fees. The general partner is entitled to a portion of the gains on the investments made by Walnut Growth. Walnut Growth was formed in October 1996 to provide initial financing to early stage and small companies and has currently invested approximately $6.0 million. Walnut Growth did not make any investments in 1998 and the Company does not expect it to make any further investments.

         WALNUT CONSULTING. Walnut Consulting was formed in 1997 to provide various consulting services and discontinued its business in 1998. It had insignificant revenues during the period of its operations to date.

        COMPETITION. Each of Walnut Capital and UPLP engages in the business of investing in companies through debt and equity participation. Consequently, each of Walnut Capital and UPLP competes for investment opportunities with other venture capital companies, banks and other lenders and private investors. Many of such entities are significantly larger than the Company and have greater resources. However, Walnut Capital and UPLP typically work directly with the management of portfolio companies and experience no direct competition once an initial investment has been made.

        Pacific Financial and Inland Financial compete with a small number of very large factoring companies operating nationally and a multitude of small companies generally operating on a local or regional basis. In addition to the greater traditional sources of financing available to larger factoring companies, many larger factoring companies also are able to participate in the securitization of factored advances collateralized by factored accounts receivable.

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

         Generally, to be eligible to elect BDC status, a company must engage in the business of furnishing capital and offering significant managerial assistance to companies that do not have ready access to capital through conventional financial channels. Such portfolio companies are termed "eligible portfolio companies." More specifically, in order to qualify as a BDC, a company must (a) be a domestic company; (b) have registered a class of its securities or have filed a registration statement with the SEC pursuant to Section 12 of the Securities Exchange Act of 1934 (as amended, the "Exchange Act"); (c) operate for the purpose of investing in the securities of certain types of eligible portfolio companies, namely less seasoned or emerging companies and businesses suffering or just recovering from financial distress; (d) offer to extend significant managerial assistance to such eligible portfolio companies; (e) have a majority of directors who are not "interested persons" (as defined in the Investment Company Act); and (f) file (or, under certain circumstances, intend to file) a proper notice of election with the SEC.

         An eligible portfolio company generally is a United States company that is not an investment company and that (1) does not have a class of securities registered on an exchange or included in the Federal Reserve Board's over-the-counter margin list; (2) is actively controlled by a BDC and has an affiliate of a BDC on its board of trustees or directors; or (3) meets such other criteria as may be established by the SEC. Control under the Investment Company Act is presumed to exist where a BDC owns more than 25% of the outstanding voting securities of the eligible portfolio company.

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

         Moreover, the Investment Company Act limits the type of assets that a BDC may acquire to certain prescribed "Eligible Assets" unless, at the time the acquisition is made, Eligible Assets represent at least 70% of the value of the BDC total assets (other than non-investment assets necessary or appropriate to its operations as a BDC). "Eligible assets" include (a) privately acquired securities of companies that were eligible portfolio companies at the time the BDC acquired the securities; (b) securities of bankrupt or insolvent companies;
(c) securities of eligible portfolio companies controlled by a BDC; (d) securities received in exchange for or distributed in or with respect to any of the foregoing; and (e) cash items, government securities and high-quality short-term debt. The Investment Company Act also places restrictions on the nature of the transactions in which, and the persons from whom, securities can be purchased in order for the securities to be considered Eligible Assets. Such restrictions include limiting purchases to transactions not involving a public offering and requiring that securities be acquired directly from either the portfolio company or its officers, directors or affiliates.

         Many of the transactions involving an investment company and its affiliates which would otherwise be prohibited without the prior approval of the SEC under the Investment Company Act are permissible for a BDC. However, certain transactions involving certain persons related to the Company, including its directors, officers and employees, may still require the prior approval of the SEC. In general, (1) any person who owns, controls or holds power to vote more than 5% of the Company's outstanding shares of Common Stock; (2) any director, executive officer or general partner of that person; and (3) any person who directly or indirectly controls, is controlled by, or is under common control with, that person, must obtain the prior approval of a majority of the Company's disinterested directors and, in some situations, the prior approval of the SEC, before engaging in certain transactions involving the Company or any company controlled by the Company. The Investment Company Act generally does not restrict transactions between the Company and its eligible portfolio companies.

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

         The Investment Company Act prohibits an investment company such as the Company from knowingly participating in a joint transaction with an affiliate of any director or investment adviser to the investment company. Accordingly, the Company may not, without exemptive relief from the SEC, participate in a joint transaction with such affiliates. The Company is currently co-invested with certain affiliates and submitted an exemptive application to the SEC in March 1998 to permit such co-investment in the future. The Company believes that it will be advantageous for the Company to co-invest with certain affiliates where such investment is consistent with the investment objective, strategies and other pertinent factors to the Company. The Company believes that co-investment by the Company and any affiliates will afford the Company the ability to achieve greater diversification and, together with any affiliates, the opportunity to exercise greater influence on the portfolio companies in which the Company and any affiliates invest together. Accordingly, the application seeks an exemptive order permitting the Company and certain affiliates to invest together in the same portfolio companies where appropriate. The Company's application is still pending. If the exemptive relief is granted, it is expected that the Company and affiliates will invest together in proportion to their respective amounts of capital available for investment where such is consistent with their respective investment objective, strategies and other pertinent factors. It is expected that exemptive relief permitting co-investment will be granted only upon the conditions, among others, that before a co-investment transaction is effected, the independent directors of the Company will review such co-investment. In the future, it is expected that prior to committing to a co-investment, a majority of the directors of the Company who are not "interested persons" of the Company and who do not have a financial interest in such transaction will conclude that
(a) the terms of the proposed transaction are reasonable and fair to the Company and its stockholders and do not involve overreaching of the Company and its stockholders on the part of any person concerned; (b) the transaction is consistent with the interests of the stockholders of the Company and is consistent with the investment objective and policies of the Company; and (c) the investment by affiliate co-investor would not disadvantage the Company in making its investment, maintaining its investment position, or disposing of such investment and that participation by the Company would not be on a basis different from or less advantageous than that of affiliate co-investor. The Investment Company Act defines "interested person" to include an affiliate or an immediate family member of an affiliate of the Company and any person or partner or employee of any entity that has served as legal counsel to the Company at any time during its last two fiscal years. There is no assurance that the application for exemptive relief will be granted by the SEC. Accordingly, there is no assurance that the Company will be permitted to co-invest with any affiliates.

         The Company is also seeking exemptive relief from the SEC to permit the Company, Walnut Capital, Walnut Funds and Universal Bridge to operate as one company for certain purposes of the Investment Company Act and to report solely on a consolidated basis for purposes of the Exchange Act. The Company has been reporting solely on a consolidated basis prior to having received such exemptive relief in reliance on a letter from the Office of Investment Company Management of the SEC that the staff of the SEC will not recommend that the SEC take any action against the Company for so reporting. This letter, commonly known as a "no-action" letter, is not binding upon the SEC and is subject to numerous conditions.

         In addition to asset and income qualifications, a BDC is restricted as to the amount of leverage that it can incur. Generally, a BDC may not issue any class of senior security representing an indebtedness unless, immediately after such issuance or sale, it will have an "asset coverage" of at least 200%. "Asset coverage" of a class of senior security representing an indebtedness of an issuer means the ratio which the value of the total assets of such issuer, less all liabilities and indebtedness not represented by senior securities, bears to the aggregate amount of senior securities representing indebtedness of such issuer. Currently, the Company is in compliance with the asset coverage requirements.

         The Investment Company Act imposes certain capital structure requirements on BDCs, such as an overall 25% limit on the amount of derivative securities a BDC can have outstanding. In general, the amount of voting securities that would result from the exercise of all outstanding warrants, options, and rights to subscribe to, convert to, or purchase voting securities of a BDC at the time of issuance is not permitted to exceed 25% of the outstanding voting securities of the BDC. If, however, these outstanding derivative securities have been issued predominantly to management personnel as a component of their compensation, then a more restrictive upper limit may apply to the aggregate amount of derivative securities a BDC can have outstanding. In particular, if the amount of voting securities that would result from the exercise of all outstanding warrants, options, and rights issued to a BDC's directors, officers, employees, and general partners pursuant to an executive compensation plan would exceed 15% of the outstanding voting securities of the BDC, then the total amount of voting securities that would result from the exercise of all outstanding warrants, options, and rights at the time of issuance is not permitted to exceed 20% of the outstanding voting securities of the BDC.

         SBA REGULATION. Walnut Capital is licensed to operate as a SBIC under the SBIA, and is subject to regulation by the SBA. A number of the regulations are discussed below and reference is made to Part 13 of the Code of Federal Regulations ("CFR") for the full text of the regulations promulgated under the SBIA. SBICs are subject to periodic examination by the SBA staff for purposes of determining compliance with the SBA regulations. As an SBIC, Walnut Capital received financial assistance from the SBA through the SBA's purchase of certain debentures from Walnut Capital. Most of these debentures have been repaid and the maturity of those remaining is September 1, 1999. See "Management's Discussion and Analysis - Liquidity and Capital Resources."

         Under the SBIC program, Walnut Capital generally is permitted to make loans only to, or purchase securities only of, those small businesses which qualify as "Small Concerns". A "Small Concern", as defined in the SBA Act and the SBA regulations, is a business concern that is independently owned and operated and which is not dominant in its field of operation. In addition, a small business will qualify as a Small Concern only if, at the time of Walnut Capital's investment, either (1) it has a net worth, together with any affiliates, of $18 million or less and an average net income after Federal income taxes for the preceding two years of $6 million or less (average net income to be computed without benefit of any carryover loss), or (2) it satisfies alternative criteria under the SBA regulations that focus on the industry in which the business is engaged and the number of persons employed by the business or its gross revenue. The SBA regulations prohibit an SBIC from providing funds to a Small Concern for certain purposes, such as for certain purchases of securities and real estate.

         Under the SBA regulations, loans to Small Concerns under the SBIC program generally must have a minimum maturity of five years. Short-term financing is permissible if the financing is (a) in contemplation of long-term financing of the Small Concern by Walnut Capital or a group including Walnut Capital equal to at least the amount of the short-term financing and the term for such short-term financing is no more than one year, (b) to protect prior investments by Walnut Capital, or (c) to finance certain ownership changes. The aggregate annual interest rate and other financing costs Walnut Capital may charge Small Concerns under the SBIC program is limited by the SBA regulations. As of December 31, 1998, the maximum rate relating to annual financing costs allowable under the SBA regulations was 15% for straight loans and 14% for loans containing an equity component.

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

         The SBA regulations limit the dollar amount of Walnut Capital's investments in and loans to any single Small Concern and the affiliates of the Small Concern to 20% of Walnut Capital's common stock and additional paid-in capital.

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

         In 1996, the SBA issued a finding that the Company had violated Section 107.903(b)(1) and (d) by financing an Associate (as defined in the SBIA) and paying fees to an Associate. Additionally, the SBA had issued a finding that the Company had violated CFR Section 107.501(b)(1), (3) and (4) of the SBIA by not seeking prior approval of the SBA for management services provided by Associates. The SBA subsequently determined that such findings had been resolved and that no further action was necessary.

         In 1998, the SBA issued a finding that the Company had violated Section
107.700 of the SBIA, by purchasing securities from a big business as defined under the SBIA. The Company believes the SBA is in error in its finding because the SBA deemed shares held by employees of the seller as being affiliated with such seller. The SBA has also informed the Company that it is in violation of section 107.503(c) and 107.650 of the SBIA and valuation guidelines for SBICs for failing to timely report changes in the valuations of certain of its investments. The Company disagrees with the SBA's interpretation of the requirements and the matter is being discussed with the SBA. The SBA also found the company in violation of Section 107.825(e) of the SBIA, for purchasing certain securities from non-issuers. The Company believes this finding to be inconsistent with actions taken by the SBA in the past, has entered into discussions with the SBA regarding the finding. Further, Walnut Capital failed to timely file its Form 468 with the SBA due March 31, 1998. Management believes that neither any of these findings nor failure to timely file will have material effect on Walnut Capital, or the Company as a whole.

         The last examination report issued to Walnut Capital by the SBA is dated June 15, 1998 and covered the 13-month period ended March 31, 1998.

         EMPLOYEES. On December 31, 1998, the Company had 2 employees, Walnut Capital had 3 employees, Inland Financial had 8 employees and Pacific Financial had 4 employees. None of the foregoing employees are represented by a collective bargaining agreement, and the Company believes that its relationship and the relationships of its subsidiaries with their respective employees is good.

ITEM 2.      PROPERTY

         The Company's executive offices in Vienna, Virginia are leased from Windy City. See "Certain Relationships and Related Transactions".

ITEM 3.      LEGAL PROCEEDINGS

         The Company is not presently involved as plaintiff or defendant in any material legal actions.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's shareholders during the last quarter of 1998.

                                     PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

         MARKET PRICE OF COMMON STOCK. As of April 13, 1999, the Company's stock transfer agent reported 3,350,533 shares of Common Stock outstanding, held by approximately 624 holders of record.

         From February 27, 1995 until August 21, 1995, the Common Stock was quoted in the National Quotation Bureau's interdealer system through the over-the-counter "Bulletin Board" under the symbol "WNUT". Since August 22, 1995, the Common Stock has been listed on The Nasdaq National Market under the symbol "WNUT". The following table shows the high and low trade prices quoted for bid for Common Stock for each quarter for the period January 1, 1996 through December 31, 1998 based upon information received from The Nasdaq Stock Market, adjusted to give effect to the Reverse Stock Split as if it occurred prior to the date thereof.


          QUARTER ENDED                HIGH       LOW
------------------------------     ---------   --------
March 31, 1998                     $ 8-13/16   $   6-3/4
June 30, 1998                          7-7/8           6
September 30, 1998                         6       1-7/8
December 31, 1998                      4-1/2     1-11/16

March 31, 1997                     $   7-7/8   $ 5-14/32
June 30, 1997                         18-3/4       4-7/8
September 30, 1997                    11-1/4       6-3/4
December 31, 1997                     10-1/2       8-1/4

March 31, 1996                     $  19-1/8   $  13-1/2
June 30, 1996                         17-1/4     14-1/16
September 30, 1996                    17-1/4           9
December 31, 1996                     12-3/8       6-3/4


         DIVIDENDS. The Company has paid no cash dividends since its inception and it is unlikely that any cash dividend will be paid in the future. The declaration in the future of any cash or stock dividends will be at the discretion of the Board depending upon the earnings, capital requirements and financial position of the Company, general economic conditions and other pertinent factors. Unless otherwise approved by the SBA, Walnut Capital is prohibited from making any dividend or other cash advance to the Company. See "Management's Discussion and Analysis -- Liquidity and Capital Resources of Walnut Capital". Inland Financial is prohibited from making any dividends to the Company without the consent of Inland Financial's lender under the terms of a revolving credit facility. Pacific Financial is prohibited from making any dividends to the Company without the consent of Pacific Financial's lender under the terms of a revolving credit facility.

ITEM 6.      SELECTED FINANCIAL INFORMATION

        The following selected financial data for the Company for the five-year period ended December 31, 1998 is presented below. The information for the years ended December 31, 1998, 1997, 1996, 1995 and 1994 is derived from the audited financial statements of the Company as of and for the five years then ended. The data should be read in conjunction with the financial statements, related notes and other financial information of the Company for such periods included elsewhere in this Annual Report on Form 10-K.


                WALNUT FINANCIAL SERVICES, INC. AND SUBSIDIARIES



                                                                              Year Ended December 31,
                                           ----------------------------------------------------------------------------
                                               1998            1997            1996            1995*            1994*
                                           ------------    ------------    ------------    ------------    ------------
Income Statement Data:
Investment income
     Interest income                             87,000          69,000          61,000         453,000         186,000
     Dividend income                              3,000           6,000          16,000               0         257,000
                                           ------------    ------------    ------------    ------------    ------------
Total income                                     90,000          75,000          77,000         453,000         443,000
Expenses:

   Interest expense                             533,000       1,099,000       1,597,000       1,698,000       1,594,000
   General and administrative                 1,182,000       1,490,000       1,651,000       1,282,000         722,000
                                           ------------    ------------    ------------    ------------    ------------
Net investment (loss) before taxes           (1,625,000)     (2,514,000)     (3,171,000)     (2,527,000)     (1,873,000)
Income tax benefit                                8,000         858,000       1,268,000       1,438,000         725,000
                                           ------------    ------------    ------------    ------------    ------------
Net investment (loss)                        (1,617,000)     (1,656,000)     (1,903,000)     (1,089,000)     (1,148,000)
                                           ------------    ------------    ------------    ------------    ------------
Realized and unrealized gains on
    investments:
    Realized gain on sale of investments      1,372,000       3,032,000       2,904,000       4,667,000       1,044,000
    before income tax
    Income tax provision                         (7,000)     (1,391,000)     (1,162,000)     (1,822,000)       (407,000)
                                           ------------    ------------    ------------    ------------    ------------
Net realized gain on sale of investments      1,365,000       1,641,000       1,742,000       2,845,000         637,000
                                           ------------    ------------    ------------    ------------    ------------
Unrealized appreciation (depreciation)
    on investments before tax                (8,371,000)     (1,437,000)     (3,773,000)     (5,392,000)      4,608,000
Income tax (provision) benefit                   43,000         491,000         969,000       1,669,000      (1,797,000)
                                           ------------    ------------    ------------    ------------    ------------
Net unrealized appreciation
    depreciation) on investments             (8,328,000)       (946,000)     (2,804,000)     (3,723,000)      2,811,000
                                           ------------    ------------    ------------    ------------    ------------
Net realized and unrealized gains
    (losses) on investments                  (6,963,000)        695,000      (1,062,000)       (878,000)      3,448,000
                                           ------------    ------------    ------------    ------------    ------------
Net increase (decrease) in net assets
    resulting from operations              $ (8,580,000)   $   (961,000)   $ (2,965,000)   $ (1,967,000)   $  2,300,000
Income (loss) per share                           (2.70)          (0.39)          (1.25)          (0.93)           1.65
Weighted average shares outstanding           3,176,660       2,463,219       2,374,516       2,124,609       1,392,310

Balance Sheet Data:
    Total assets                             15,322,000      26,509,000      32,353,000      35,073,000      33,132,000
    Current liabilities                       6,317,000       7,791,000      13,928,000      10,473,000      10,187,000
    Long-term liabilities                             0       2,044,000       4,038,000       9,201,000      10,680,000
Net Assets                                    9,005,000      16,674,000      14,387,000      15,399,000      12,265,000
Total Liabilities and Net Assets           $ 15,322,000    $ 26,509,000    $ 32,353,000    $ 35,073,000    $ 33,132,000


*      Includes the results of operations of Walnut Capital only

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         As previously indicated, the Company reports the results of its operations as an investment company rather than an operating company. See "Business--Presentation of Financial Information." Because of such reporting, the Company's consolidated financial statements include the operating results only of the Company and Walnut Capital. For all subsidiaries other than Walnut Capital and Universal Bridge, the Company reports only the fair value of its investments therein as of the date of such information. The only operating activity of Universal Bridge is recording the change in fair value of its investment in UPLP. Universal Bridge recorded a decrease of $395,000 in the year ended December 31, 1998 and an increase of $562,000 in the year ended December 31, 1997.

         The Company separately discusses and analyzes the results of operations and the liquidity and capital resources of the Company and Walnut Capital. The Company is required by regulations promulgated by the SBA to separately present such information for Walnut Capital. The results of operations of the Company and Walnut Capital for a particular period in the aggregate represent the consolidated results of operations of the Company for such period before adjustments to reflect intercompany transfers and other adjustments all made in accordance with generally accepted accounting principles.

         RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 31, 1998 AND 1997.

         Results of Walnut Capital's Operations for the Fiscal Years Ended December 31, 1998 and 1997. Walnut Capital had realized gain income of $1,330,000, for the year ended December 31, 1998, compared to $3,939,000, net of tax, for the year ended December 31, 1997. The realized gains result predominately from the sale of shares of Vitalink, Inc., and First Health Group, Inc. (formerly HealthCare COMPARE Corp.), offset by realized losses at Nhancement Technology Corp., Consolidated Technology Group, Inc, and the write-off of the investment in Site Based Media, Inc.'s stock.

         Interest expense decreased $473,000 to $371,000 during the year ended December 31, 1998, representing a 56% decrease from interest expense during the year ended December 31, 1997. Interest expense consists of two components: (1) interest paid to the SBA with respect to the Walnut Debentures (as defined below) ($250,000 and $464,000 for 1998 and 1997, respectively), and (2)
interest paid on margin accounts and bank lines and other debt ($121,000 and $380,000 for 1998 and 1997, respectively). The decrease in SBA interest expense was the result of repayment to the SBA of a $2 million of Walnut Debentures on June 1, 1998.

         General and administrative expense decreased $111,000 to $657,000 during the year ended December 31, 1998. The decrease in general and administrative expense for 1998 was due to the write down of intangible assets, representing prepaid travel expenses and bad debt reserves related to debt securities in 1997.

         Unrealized losses for the year ended December 31, 1998 were approximately $7.7 million, as compared to unrealized losses for the year ended December 31, 1997 of approximately $2.6 million, net of tax. The increase in unrealized loss for 1998 is primarily due to the unrealized losses recorded in connection with the change in valuation of portfolio investments and a $3 million related tax benefit that was fully reserved in 1998.

         Results of the Company's Unconsolidated Operations for the Fiscal Years ended December 31, 1998 and 1997. The Company had interest income of $54,000 and general and administrative cost of $817,000 for the year ended December 31, 1998 as compared to $39,000 and $830,000, respectively, in the years ended December 31, 1997. Consolidated net loss for the Company was approximately $8.6 million, for the year ended December 31, 1998 as compared to net loss of approximately $1 million in the year ended December 31, 1997. The increase in the loss was due to an increase in the unrealized losses in valuation of the Company's portfolio securities and a $3 million related tax benefit that was fully reserved in 1998.

         RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 31, 1997 AND 1996.

         Results of Walnut Capital's Operations for the Fiscal Years Ended December 31, 1997 and 1996. Walnut Capital had realized gain income of $3,939,000, net of tax, for the year ended December 31, 1997, compared to $1,561,000, net of tax, for the year ended December 31, 1996. The realized gains result predominately from the sale of shares of First Health Group, Inc. (formerly HealthCare COMPARE Corp.), offset by realized losses at NFS Services, Inc. and other portfolio companies.

         Interest expense decreased $373,000 to $844,000 during the year ended December 31, 1997, representing a 31% decrease from interest expense during the year ended December 31, 1996. Interest expense consists of two components: (1) interest paid to the SBA with respect to the Walnut Debentures (as defined below) ($464,000 and $731,000 for 1997 and 1996, respectively), and (ii) interest paid on margin accounts and bank lines and other debt ($380,000 and $483,000 for 1997 and 1996, respectively). The decrease in SBA interest expense was the result of repayment to the SBA of a $4 million of Walnut Debentures on April 1, 1997.

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

         Results of the Company's Unconsolidated Operations for the Fiscal Years ended December 31, 1997 and 1996. The Company had interest income of $39,000 and general and administrative cost of $830,000 for the year ended December 31, 1996 as compared to $37,000 and $881,000, respectively, in the years ended December 31, 1996. Consolidated net loss for the Company was $961,000 for the year ended December 31, 1997 as compared to net loss of $2.96 million in the year ended December 31, 1996. The decrease in the loss was due to a reduction in the unrealized valuation of the Company's portfolio securities.

         LIQUIDITY AND CAPITAL RESOURCES.

         Liquidity and Capital Resources of Walnut Capital. As part of the SBIC program, Walnut Capital has, from time to time, issued $12 million of debentures to the SBA (the "Walnut Debentures"). Walnut Debentures in the principal amount of $4 million each were repaid on September 1, 1995 and April 1, 1997. Additional Walnut Debentures in the principal amount of $2 million were repaid on June 1, 1998. Walnut Debentures in the principal amount of $2 million were outstanding as of December 31, 1998. Such Walnut Debentures were originally issued in September 1989, bear interest at a rate of 8.80% per annum and are due on September 1, 1999.

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

         Walnut Capital repaid the $2 million Walnut Debenture due at June 1, 1998 in accordance with its terms. Additionally, Walnut Capital reduced its broker margin account by $605,000 in 1998. These funds primarily came from the sale of Vitalink Inc. and First Health Group, Inc. (formerly HealthCare COMPARE Corp.) securities, creating a realized capital gain of approximately $2.4 million in 1998. Walnut Capital has cash and broker margin available to repay the $2 million of Walnut Debentures due September 1, 1999.

         Walnut Capital has established margin accounts with two brokers. Walnut Capital's margin borrowings from one broker accrue interest on a monthly basis at the broker's call rate plus 1% (7.75% at December 31, 1998). Advances under this margin account cannot exceed 40% of the quoted market bid for shares accepted by such broker, and this amount is calculated on an ongoing basis to reflect market changes. As of December 31, 1998, Walnut Capital had borrowed $894,000 which was collateralized by 200,000 shares of First Health Group common stock, having a fair market value of approximately $3,200,000 at December 31, 1998, and 22,872 shares of Mariner Post-Acute Network, Inc. common stock, having a fair market value of approximately $109,000 at December 31, 1998.

         Walnut Capital's margin borrowings from a second broker also accrue interest on a monthly basis at that broker's call rate plus 1% (7.75% at December 31, 1998). Advances under this margin account cannot exceed 40% of the quoted market bid for shares accepted by such broker, and this amount is calculated on an ongoing basis to reflect market changes. As of December 31, 1998, Walnut capital had borrowed $799,000, which was collateralized by 55,000 shares of First Health Group, Inc. common stock, having a fair market value of approximately $911,000 at December 31, 1998, 117,885 shares of Mariner Post-Acute Network, Inc. common stock, having a fair market value of approximately $553,000 at December 31, 1998, and 300,000 shares of I-Flow Corp. common stock, having a fair market value of approximately $366,000 at December 31, 1998.

         Unconsolidated Liquidity and Capital Resources of the Company. On August 31, 1995, the Company established a $4 million line of credit with American National Bank and Trust Company of Chicago ("ANB"). This line was replaced as of September 8, 1996 with a term loan of $2,850,000. This loan required interest only payments on September 30, 1996 and December 31, 1996. A principal payment of $575,000 was made on March 31, 1997, with the balance due on July 31, 1997. This loan was renewed and amended to provide for quarterly principal payments of $250,000 commencing December 31, 1997 with maturity date of June 30, 1999. On December 31, 1998, this bank loan was further amended to require an immediate principal payment of $100,000 and quarterly principal payments thereafter. The Loan has an amended maturity date of December 31, 1999. Following the principal payment required on such date, the loan had a principal balance of $1,025,000 on December 31, 1998. The interest rate associated with this loan is ANB's base rate plus 2% (10.5% as of December 31, 1998 and 1997). Two Directors of the Company personally guarantee the loan.

         In April 1997, the Company received an unsecured loan from The Holding Company ("THC"), a company for which Burton W. Kanter serves as President, in the amount of $400,000. The loan bears interest at 9.5%. The loan was to be repaid in four installments each following the end of each of the fiscal quarters of the Company in 1998 with the first installment to be paid on April 1, 1998. The first and second installments were paid on April 1, 1998 and July 1998, respectively. The third and fourth payment which were due on October 1, 1998 and January 1, 1999 had been deferred and the Company is allowed to delay further principal payments until the quarter ending June 30, 1999 provided that quarterly interest to be paid on the outstanding balance.

         In connection with the transaction through which the Company acquired Inland Financial, the Company borrowed $250,000 from each of the Kanter Family Foundation, an entity affiliated with the Company, and UPLP in October 1998. The Company issued to each entity a promissory note which matures on October 13, 2001. The promissory notes bear interest at a rate of 15% per year which is payable quarterly. This loan is unsecured.

         The Company guarantees the indebtedness of each of Pacific Financial and Inland Financial under their respective revolving lines of credit. Subject to certain conditions, Inland Financial is permitted to borrow up to $2,500,000 under its credit facility and Pacific Financial is permitted to borrow up to $1,000,000 under its credit facility. The Company's guarantee of each facility is a guarantee of payment and not a guarantee of collection.

         On October 27, 1997, the Company initiated a private placement to accredited investors (the "1997 Private Placement") of a minimum of 50, and a maximum of 80, units (the "Units") at $50,000 per Unit. Each Unit consisted of 8,333 shares of Common Stock and 5,833 Class A Redeemable Common Stock purchase warrants (a "Class A Warrant" and collectively, the "Class A Warrants"). Each Class A Warrant entitles the holder to acquire one share of Common Stock at an initial exercise price of $9.00. The Class A Warrants expire on October 15, 2002. Pursuant to the 1997 Private Placement, the Company issued 666,667 shares of Common Stock and 466,667 Class A Warrants for gross proceeds of $4,000,000. The Company used a portion of the proceeds of the 1997 Private Placement to acquire all of the issued and outstanding capital stock of Pacific Financial. Also on December 18, 1997, the Company consummated the sale of an additional 166,667 Class A Warrants to certain investors for total proceeds of $100,000.

         The Company has paid no cash dividends since its inception and it is unlikely that any cash dividend will be paid in the future. The declaration in the future of any cash or stock dividends will be at the discretion of the Board depending upon the earnings, capital requirements and financial position of the Company, general economic conditions and other pertinent factors. Unless otherwise approved by the SBA, Walnut Capital is prohibited from making any dividend or other cash advance to the Company. See "Management's Discussion and Analysis -- Liquidity and Capital Resources of Walnut CapitaL". Inland Financial is prohibited from making any dividends to the Company without the consent of Inland Financial's lender under the terms of a revolving credit facility. Pacific Financial is prohibited from making any dividends to the Company without the consent of Pacific Financial's lender under the terms of a revolving credit facility.

         YEAR 2000 COMPLIANCE.

         The year 2000 creates the potential for date related data to cause computer processing errors or system shut-downs because computer-controlled systems have historically used two digits rather than four to define years. Computer programs that contain time data sensitive software may recognize a date using two digits of "00" as the year 1900 rather than the year 2000. The miscalculations and systems failures that may be caused by such date misrecognition could disrupt the operations of the Company or its portfolio companies. Since this risk relates to computer-controlled systems, the year 2000 issue affects computer software, computer hardware, and any other equipment with imbedded technology that involves date sensitive functions.

         The Company has assessed the scope of its Year 2000 problems and remediated such problems for each of its internal computer software programs and its computer hardware. Through December 31, 1998, the Company has spent approximately $15,000 modifying or replacing its internal computer software program and its computer hardware, primarily to upgrade software and to modify maintenance agreements. The Company does not believe that it has machinery with embedded computer technology or that it relies upon any supplier that is material to its business. Since it believes its assessment and remediation efforts have been completed, the Company has not developed any contingency plans in the event it or any of its subsidiaries experiences year 2000 problems and it does not expect to expend any material amounts on such remediation in the future. However, if the Company has failed to properly assess any of the year 2000 problems or failed to fully remedy any identified year 2000 problems of its computer hardware or computer software programs, the Company may be forced to spend more on such remediation in the future and the Company's operations may be adversely affected.

         Since the Company does not control its portfolio companies, it has not attempted to dictate assessment, remediation or contingency planning for such companies, though Company representatives on the boards of directors of portfolio companies have participated in such boards' oversight of those companies' year 2000 efforts. Each portfolio company's year 2000 efforts are necessarily directed by such companies' management and boards of directors. Furthermore, the Company has invested in many private companies which are not obligated to inform the Company about their year 2000 efforts. If any portfolio company fails to timely assess or remediate its year 2000 problems, the value of the Company's investment in such portfolio company may be adversely impacted. The aggregate value of Company's portfolio could be materially adversely impacted if a number of portfolio companies experience year 2000 problems or significant costs to avoid or remediate such problems. The Company does not expect to know the impact of the year 2000 problem on the aggregate value of its portfolio until after January 1, 2000. None of the Company's computer systems are interrelated with those of any of its portfolio companies.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Consolidated Financial Statements:                                                                          Page
                                                                                                            ----
Report of Independent Auditors...............................................................................22

Consolidated Statements of Assets and Liabilities, December 31, 1998 and 1997................................23

Investments in Securities, December 31, 1998 and 1997........................................................24

Consolidated Statements of Operations,
years ended December 31, 1998, 1997 and 1996.................................................................26

Consolidated Statements of Changes in Net Assets,
years ended December 31, 1998, 1997 and 1996.................................................................27

Consolidated Statements of Cash Flows,
years ended December 31, 1998, 1997 and 1996.................................................................28

Notes to Consolidated Financial Statements...................................................................29

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Walnut Financial Services, Inc.

We have audited the accompanying consolidated statements of assets and liabilities of Walnut Financial Services, Inc. and subsidiaries (the "Company"), including the Schedule of Investments in securities, as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in net assets and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included verification of investments owned as of December 31, 1998 and 1997, by correspondence with the custodian and by physical examination. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1998 and 1997, and the consolidated results of its operations and its consolidated cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.

As discussed in Note 3, the U.S. Small Business Administration (the "SBA") has issued its finding that a subsidiary of the Company, Walnut Capital Corp. ("Walnut Capital") has violated Section 107.700 of Part 13 of Federal Regulations by investing in a big business as defined. The Company believes that no such violation has occurred and has entered into discussions with the SBA to clarify the issue.

In addition, the SBA has issued a finding that Walnut Capital has violated
Section 107.825(e) relating to acquiring shares from a non-issuer. The Company believes that no such violation has occurred and has entered into discussions with the SBA to clarify the issue.

Further, the SBA has issued a finding that Walnut Capital has violated Section 107.503(c), 107.650 and Valuation Guidelines for Small Business Investment Companies. The Company believes that no such violation has occurred and has entered into discussions with the SBA to clarify the issue.



Richard A. Eisner & Company, LLP
New York, New York
January 21 1999

                WALNUT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES


                                                                             December 31,        December 31,
                                                                                1998                1997
                                                                             ------------        ------------
Assets:
Investments at Market or Fair Value:
     Marketable equity securities (cost of $1,080,000 in 1998 and
     $1,448,000 in 1997 )                                                        $  5,132,000    $ 13,554,000
     Non-marketable equity securities (cost of $13,483,000 in 1998
     and $8,183,000 in 1997)                                                        7,287,000       3,384,000
     Non-marketable debt securities (cost of $1,418,000 in 1998
     and $1,329,000 in 1997)                                                          723,000         659,000
     Partnership Interests (Cost of $1,762,000 in 1998 and
     $1,862,000 in 1997)                                                            1,894,000       2,389,000
                                                                                 ------------    ------------
       Total portfolio securities                                                  15,036,000      19,986,000

Cash and cash equivalents                                                             140,000       6,479,000
Other assets                                                                          146,000          44,000
                                                                                 ------------    ------------
       Total assets                                                                15,322,000      26,509,000

Liabilities:
Margin payable to brokers                                                           1,692,000       2,297,000
Notes payable to banks                                                              1,025,000       2,025,000
Notes payable to related parties                                                      700,000         400,000
Accounts payable, accrued expenses and other current liabilities                      600,000         869,000
Accrued officer's compensation                                                        300,000         200,000
Debentures payable                                                                  2,000,000       4,000,000
Deferred tax liability                                                                      0          44,000
                                                                                 ------------    ------------
       Net assets                                                                $  9,005,000    $ 16,674,000
                                                                                 ============    ============

Preferred stock, no stated value, 1,000,000, no shares issued

Common  stock, $.01 par value, 50,000,000 shares authorized,
3,301,863 and 3,109,447 issued and outstanding                                   $    198,000    $    187,000

Additional paid in capital                                                         19,137,000      18,237,000

Accumulated deficit:

     Net investment loss                                                          (14,293,000)    (12,676,000)
     Net realized gain on investment                                                9,628,000       8,263,000
     Net unrealized (depreciation) appreciation of investments                     (5,665,000)      2,663,000
                                                                                 ------------    ------------

       Net assets applicable to outstanding common shares (equivalent to $2.73 and $5.36 per share based on 3,301,863 and 3,109,447 outstanding common
       shares at December 31, 1998 and 1997, respectively)                       $  9,005,000    $ 16,674,000
                                                                                 ============    ============



Attention is directed to the foregoing auditors' report and to the accompanying notes to these financial statements.

                WALNUT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                            INVESTMENTS IN SECURITIES

                                                                                        December 31,
                                                                -----------------------------------------------------
                                                                         1998                        1997
                                                                ------------------------      -----------------------
                                                                 Shares           Value       Shares         Value
Common and Preferred Stocks -

    Healthcare - 40% and 72%
       American Psych Systems, Inc.                               122,950    $   150,000      122,950    $   150,000
       Greystone Medical Group, Inc.                              200,000         40,000      200,000        100,000
       First Health Group Corp.                                   255,000      4,080,000      255,000      7,860,000
       HP America Inc.                                             66,667         67,000            0              0
       I-Flow Corporation                                         300,000        362,000      300,000        945,000
       Ivonyx Group Services, Inc.                                100,000        100,000      100,000        100,000
       Mariner Post-Acute Network (Formerly Paragon               140,757        672,000      140,757      2,718,000
       Health)
       Med Images, Inc.                                           241,530        454,000      172,872        379,000
       MHM Services, Inc.                                         131,955         66,000       82,455         60,000
       Rainbow Medical, Inc.                                       25,000         50,000       25,000         50,000
       Sovereign Medical Acquisition Corp.     -Common              4,000         24,000            0              0
       Sovereign Medical Acquisition Corp.     -Units               3,333         20,000            0              0
       Vitalink, Inc.                                                   0              0       83,100      2,005,000
                                                                             -----------                 -----------
                                                                             $ 6,085,000                 $14,367,000
                                                                             -----------                 -----------

    High technology - 3% and 2%
       Consolidated Technology Group, Inc.                              0    $         0      375,000    $    60,000
       Logic Devices Incorporated                                  45,000         76,000       45,000        110,000
       Madison Info. Tech.     -Preferred A                        60,000        150,000            0              0
       Madison Info. Tech.     -Preferred B                        60,000        150,000            0              0
       Multimedia Games, Inc.                                       2,500         18,000            0              0
       Nhancements Technology Corp.                                     0              0       16,185         57,000
       Thermo Information Solutions, Inc.                          10,000         90,000       10,000         90,000
       J.L. Wickham Co., Inc.     -Common                         250,696              0      250,696              0
       J.L. Wickham Co., Inc.     -Preferred                      281,788              0      281,788              0
                                                                             -----------                 -----------
                                                                             $   484,000                 $   317,000
                                                                             -----------                 -----------

    Communications  - 7% and 6%
       International Business Network                              70,000    $   105,000            0    $         0
       Site Based Media, Inc.                                           0              0      321,108         19,000
       Trans Global Services, Inc.     -Common                     83,839        139,000       62,003        374,000
       Vision III Imaging, Inc.                                    10,585        867,000       10,585        847,000
                                                                             -----------                 -----------
                                                                             $ 1,111,000                 $ 1,240,000
                                                                             -----------                 -----------

    Biotechnology - 3% and 1%
       BioHorizon Implant system, Inc.                            193,934    $   300,000            0    $         0
       Metatech Corp.                                              14,817              0            0              0
       Optiva Corporation                                          10,000         63,000       10,000         63,000
       Osteoimplant Technology, Inc.     -Common                   80,000         16,000       80,000         96,000
       Vaxgen, Inc.                                                22,800         83,000       20,000         70,000
                                                                             -----------                 -----------
                                                                             $   462,000                 $   229,000
                                                                             -----------                 -----------

    Environmental - 0% and 0%
       Clean America Corp. (The Alta Group)                        59,375    $         0       59,375    $         0
       Inorganic Recycling, Inc.                                   10,000              0            0              0
                                                                             -----------                 -----------
                                                                             $         0                 $         0
                                                                             -----------                 -----------

    Finance - 24% and 0%
       Pacific Financial Services Corp.  (wholly owned subsidiary)    300    $ 2,212,000            0    $         0
       Inland Financial Corp.  (wholly owned subsidiary)              100      1,328,000            0              0
                                                                             -----------                 -----------
                                                                             $ 3,540,000                 $         0
                                                                             -----------                 -----------
    Other - 5% and 4%
       Automotive Performance Group                                50,000    $   100,000            0    $         0
       Linter's, Inc.                                              42,784         75,000       42,784         75,000
       SoftKat, Inc.     -Common                                  155,309         40,000      155,309        311,000
       SoftKat, Inc.     -Preferred                               120,000        123,000            0              0
       VINnet Inc.      -Common                                    25,000        125,000       25,000        125,000
       VINnet Inc.      -Preferred A                                  180        180,000          180        180,000
       VINnet Inc.      -Preferred B                               37,643         94,000       37,643         94,000
                                                                             -----------                 -----------
                                                                             $   737,000                 $   785,000
                                                                             -----------                 -----------

         Total common and preferred stocks (cost $14,563,000 and             -----------                 -----------
           $9,631,000)                                                       $12,419,000                 $16,938,000
                                                                             -----------                 -----------

    Debt securities - 5% and 3%
       Inland Financial (wholly-owned subsidiary)                            $   500,000                 $         0
       Knox International                                                              0                     200,000
       Pacific Financial (wholly-owned subsidiary)                               200,000                           0
       TCOM Services, Inc.                                                             0                     276,000
       SoftKat, Inc.                                                                   0                     160,000
       VINnet Inc.                                                                23,000                      23,000
                                                                             -----------                 -----------
         Total debt securities (cost $1,418,000 and $1,329,000)              $   723,000                 $   659,000
                                                                             -----------                 -----------


    Partnership interests - 13% and 12%
       Universal Partners. L.P. (majority-owned                              $ 1,894,000                 $ 2,289,000
       subsidiary)
       Knox International                                                              0                     100,000
                                                                             -----------                 -----------
         Total partnership interests (cost $1,762,000 and 1,862,000)           1,894,000                   2,389,000
                                                                             -----------                 -----------

         Total - 100% (cost $17,743,000 and $12,822,000)                     $15,036,000                 $19,986,000
                                                                             ===========                 ===========

Attention is directed to the foregoing auditor's report and to the accompanying notes to these financial statements.

                WALNUT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                 Years ended December 31,
                                                        -----------------------------------------
                                                           1998           1997           1996
                                                        -----------    -----------    -----------
Investment income:
   Interest income                                      $    87,000    $    69,000    $    61,000
   Dividend income                                            3,000          6,000         16,000
                                                        -----------    -----------    -----------
 Total income                                                90,000         75,000         77,000
Expenses:
   Interest expense                                         533,000      1,099,000      1,597,000
   General and administrative                             1,182,000      1,490,000      1,651,000
                                                        -----------    -----------    -----------
 Investment (loss) before taxes                          (1,625,000)    (2,514,000)    (3,171,000)
 Income tax benefit                                           8,000        858,000      1,268,000
                                                        -----------    -----------    -----------
 Net investment (loss)                                   (1,617,000)    (1,656,000)    (1,903,000)
                                                        -----------    -----------    -----------
Realized and unrealized gains on investments:
   Realized gain on sale of investments before income
   tax                                                    1,372,000      3,032,000      2,904,000
   Income tax provision                                      (7,000)    (1,391,000)    (1,162,000)
                                                        -----------    -----------    -----------
   Net realized gain on sale of investments               1,365,000      1,641,000      1,742,000
                                                        -----------    -----------    -----------
   Unrealized (depreciation) on investments before
   income tax                                            (8,371,000)    (1,437,000)    (3,773,000)
   Income tax benefit                                        43,000        491,000        969,000
                                                        -----------    -----------    -----------
   Net unrealized (depreciation) on investments          (8,328,000)      (946,000)    (2,804,000)
                                                        -----------    -----------    -----------
   Net realized and unrealized gains (losses) on
      investments                                        (6,963,000)       695,000     (1,062,000)
                                                        -----------    -----------    -----------
 Net increase (decrease) in net assets resulting from
   operations                                           $(8,580,000)   $  (961,000)   $(2,965,000)
                                                        ===========    ===========    ===========

Loss per share - basic and diluted                      $     (2.70)   $      (.39)   $     (1.25)
                                                        ===========    ===========    ===========

Weighted average shares outstanding                       3,176,660      2,463,219      2,374,516
                                                        ===========    ===========    ===========



Attention is directed to the foregoing auditors' report and to the accompanying notes to these financial statements.

                WALNUT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS



                                                                                        Years Ended December 31,
                                                                           -----------------------------------------------------
                                                                               1998                1997                 1996
                                                                           -------------       -------------       -------------
Decrease in net assets resulting from operations:

  Net investment loss                                                      $ (1,617,000)       $ (1,656,000)       $ (1,903,000)
  Net realized gains on investments                                           1,365,000           1,641,000           1,742,000
  Net unrealized depreciation on investments                                 (8,328,000)           (946,000)         (2,804,000)
                                                                           ------------        ------------        ------------
                                                                             (8,580,000)           (961,000)         (2,965,000)
                                                                           ------------        ------------        ------------

Increase in net assets resulting from capital share transactions:

  Issuance of 133,663 shares of common stock for Universal Partners
    acquisition                                                                                                       1,793,000
  Issuance of compensatory warrants for consulting                                                                      125,000
  Issuance of 2,334 shares of common stock for legal fees                                                                35,000
  Issuance of 666,667 shares of common stock and
      466,667 warrants, net of costs                                             46,000           3,098,000
  Issuance of 166,667 warrants                                                                      100,000
  Issuance of 6,667 shares of common stock for litigation settlement
  Issuance of 39,022 shares of common stock for Pacific                                              50,000
      Financial Services Corporation acquisition
  Issuance of 153,393 shares of common stock for Inland Financial               300,000
    Services Corporation acquisition
  Expenditures attributable to issuance of common stock                         650,000
                                                                                (85,000)
                                                                           ------------        ------------        ------------

                                                                                911,000           3,248,000           1,953,000
                                                                           ------------        ------------        ------------

Total increase (decrease) in net assets                                      (7,669,000)          2,287,000          (1,012,000)

Net assets at beginning of period                                            16,674,000          14,387,000          15,399,000
                                                                           ------------        ------------        ------------

Net assets at end of period                                                $  9,005,000        $ 16,674,000        $  14,387,000
                                                                           ============        ============        =============





Attention is directed to the foregoing auditors' report and to the accompanying notes to these financial statements.

                WALNUT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                        Years ended December 31,
                                                                        --------------------------------------------
                                                                            1998            1997            1996
                                                                        ------------    ------------    ------------
Cash flows from operating activities:
   Net decrease in net assets resulting from operations                 $ (8,580,000)   $   (961,000)   $ (2,965,000)
   Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by operating activities:
      Net unrealized depreciation of investments                           8,371,000       1,437,000       3,773,000
      Net realized gain on investments                                    (1,372,000)     (3,032,000)     (2,904,000)
      Change in net deferred tax liability                                   (44,000)          6,000      (1,090,000)
      Issuance of compensatory warrants                                            0               0         125,000
      Changes in assets and liabilities:
         Other assets                                                       (102,000)        315,000         (30,000)
         Other liabilities                                                  (169,000)        325,000         148,000
                                                                        ------------    ------------    ------------
            Net cash used in operating activities                         (1,896,000)     (1,910,000)     (2,943,000)
                                                                        ------------    ------------    ------------

Cash flows from investing activities:
   Purchases of common stock, healthcare                                    (362,000)       (314,000)       (234,000)
   Purchases of common stock, high tech                                     (320,000)        (50,000)              0
   Purchases of common stock, bio tech                                      (313,000)              0               0
   Purchases of common stock, communications                                (125,000)              0               0
   Purchases of common stock, other                                         (100,000)       (165,000)     (1,065,000)
   Purchase of general partnership interest                                        0         (75,000)              0
   Purchase of equity and debt securities, wholly-owned subsidiaries      (3,290,000)              0        (750,000)

   Purchase of debt securities, other                                              0               0        (239,000)
   Proceeds from sale of partnership interest                                122,000               0               0
   Proceeds from sale of common stock, healthcare                          2,961,000       9,221,000       5,950,000
   Proceeds from sale of common stock, high technology                        38,000           2,000          23,000
   Proceeds from sale of common stock, other                                  53,000       3,870,000               0
   Collection of wholly-owned subsidiary note                                      0         749,000               0
   Collections from debt securities                                          237,000          65,000          50,000
                                                                        ------------    ------------    ------------
            Net cash provided by investing activities                     (1,099,000)     13,303,000       3,735,000
                                                                        ------------    ------------    ------------
Cash flows from financing activities:
   Proceeds from sale of common stock                                         46,000       3,098,000               0
   Expenditures attributable to issuance of common stock                     (85,000)              0               0
   Proceeds from sale of warrants                                                  0         100,000               0
   Repayments of short term debt                                          (1,000,000)     (1,700,000)     (1,144,000)
   Borrowings from related party                                             300,000         400,000               0
   Increase (decrease) in margin accounts                                   (605,000)     (3,162,000)        327,000
   Repayments of long term debt                                           (2,000,000)     (4,000,000)              0
                                                                        ------------    ------------    ------------
            Net cash used in financing activities                         (3,344,000)     (5,264,000)       (817,000)
                                                                        ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents                      (6,339,000)      6,129,000         (25,000)
Cash and cash equivalents, beginning                                       6,479,000         350,000         375,000
                                                                        ------------    ------------    ------------
Cash and cash equivalents, end                                               140,000    $  6,479,000    $    350,000
                                                                        ============    ============    ============
Supplemental Information:

Cash paid for interest                                                  $    443,000    $    813,000    $  1,576,000
                                                                        ============    ============    ============
Issuance of common stock for legal fees                                 $          0    $          0    $     35,000
                                                                        ============    ============    ============
Issuance of common stock and warrants for partnership interest          $          0    $          0    $  1,793,000
                                                                        ============    ============    ============
Issuance of common stock and warrants for equity in wholly owned sub.   $    950,000    $          0    $          0
                                                                        ============    ============    ============



Attention is directed to the foregoing auditors' report and to the accompanying notes to these financial statements.

                WALNUT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION

         The Company is a closed-end management investment company, which elected on October 15, 1997 to be regulated as a Business Development Company ("BDC") under the Investment Company Act of 1940 (as amended, the "Investment Company Act"). As such, the Company, among other requirements, is required to invest at least 70% of its total assets in certain prescribed "Eligible Assets," which generally include securities of privately-held companies and cash items, government securities and high-quality short-term debt. As of December 31, 1998, the Company has three primary business focuses: (i) investing in start-up and early stage development companies; (ii) operating an investment vehicle that specializes in bridge financing to small to medium-sized companies; and (iii) providing accounts receivable factoring services to small and medium sized businesses. The Company engages in its investment business (x) through its wholly-owned subsidiary, Walnut Capital Corp., a Delaware corporation ("Walnut Capital"), which was formed in 1980 for the purpose of operating as a Small Business Investment Company (an "SBIC") under the Small Business Investment Act of 1958 (as amended, the "SBIA") and is subject to regulations promulgated by the Small Business Administration (the "SBA") pursuant to the provisions of the SBIA, and (y) through its wholly-owned subsidiary, Walnut Funds, Inc., a Delaware corporation ("Walnut Funds"), which has an ownership interest in and indirectly provides investment management services to Walnut Growth Partners Limited Partnership, an Illinois limited partnership ("Walnut Growth"), a $30 million investment fund. The Company pursues its bridge financings through its wholly-owned subsidiary, Universal Bridge Fund, Inc., a Delaware corporation ("Universal Bridge"). Universal Bridge owns 50% of the outstanding general partnership interests and approximately 83% of the limited partnership interests of Universal Partners, L.P., an Illinois limited partnership ("UPLP"), which was established in 1994. The Company engages in its accounts receivable factoring service business through its two wholly-owned subsidiaries; Pacific Financial Services Corp., a Washington corporation ("Pacific Financial"), which was acquired in January 1998; and (2) Inland Financial Corp., a Washington corporation ("Inland Financial") which was acquired in October 1998. The Company engages in the human resources and quality assurance consulting business through its wholly-owned subsidiary, Walnut Consulting, Inc., a Delaware corporation ("Walnut Consulting"), which activity is currently insignificant. Management anticipates that the Company may seek to cease to be a BDC upon the acquisition of additional operating businesses. However, the Company may not change the nature of its business so as to cease to be a BDC unless such change is approved by the Company's shareholders in accordance with the Investment Company Act. As a result of the technical nature of the Investment Company Act, the Company's wholly-owned subsidiaries, Walnut Capital, Walnut Funds and Universal Bridge, also have each elected to be regulated as a BDC. On September 28, 1997, the Company sold all of the outstanding stock of its wholly-owned subsidiary, NFS Services, Inc., a Delaware corporation ("NFS"), which performed consulting and asset recovery services.

         On June 17, 1996, the Company issued 133,663 shares of Common Stock, together with five-year warrants to purchase an additional 116,391 shares of Common Stock at an exercise price of $18.00, in connection with the purchase by Universal Bridge (the "Universal Acquisition") of approximately 83% of the limited partnership interests and 50% of the general partnership interests of UPLP. The warrants issued in the Universal Acquisition were subsequently canceled pursuant to an exchange offer made by the Company whereby each holder elected to exchange their warrants for shares of newly issued Common Stock and cash in lieu of fractional shares. The exchange offer provided that one share of Common Stock would be issued to the holder for every four warrants held. The exchange offer was consummated on December 18, 1997. The investment assets of UPLP at the time of acquisition were $1,251,000, net debt securities were $423,000, total assets were $2,266,000 and liabilities were $75,000.

         On October 27, 1997, the Company initiated a private placement to accredited investors (the "1997 Private Placement") of a minimum of 50, and a maximum of 80, units (the "Units") at $50,000 per Unit. Each Unit consisted of 8,333 shares of Common Stock and 5,833 Class A Redeemable Common Stock purchase warrants (a "Class A Warrant" and collectively, the "Class A Warrants"). Pursuant to the 1997 Private Placement, the Company issued 666,667 shares of Common Stock and 466,667 Class A Warrants for gross proceeds of $4,000,000. The Company used a portion of the proceeds of the 1997 Private Placement to acquire all of the issued and outstanding capital stock of Pacific Financial Services Corporation. Also on December 18, 1997, the Company consummated the sale of an additional 166,667 Class A Warrants to certain investors for $100,000.

         On January 28, 1998, the Company acquired all the outstanding common stock of Pacific Financial for $3,000,000 consisting of $1,500,000 in cash, 39,022 shares of the Company's common stock valued at $300,000, $300,000 in short term notes and $900,000 in notes payable January 2, 2002. The $300,000 short-term notes were paid at the Pacific closing in accordance with the terms of the acquisition agreement. The remaining notes are guaranteed by the Company and bear interest at 8%. Pacific is in the business of accounts receivable factoring in the Northwest United States.

         On October 19, 1998, the Company acquired Inland Financial through the merger of a newly formed, wholly owned subsidiary of the Company with and into Inland Financial with Inland Financial continuing after such merger as the surviving corporation. Upon consummation of the merger, the Company received all the outstanding shares of capital stock of the surviving corporation and the former shareholders of Inland Financial received in the aggregate $650,000 in cash, 153,393 shares of the Company's common stock valued at $650,000, and $150,000 in short term notes. The short-term notes are guaranteed by the Company and bear interest at 8% per annum. Such shareholders are eligible to receive additional payments of cash, notes and stock of the Company valued at up to $950,000, based on the net income performance of Inland through April 2000. Inland is in the business of accounts receivable factoring in the Northwest United States.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION. The financial statements include the accounts of the Company, Walnut Capital, Universal Bridge, Walnut Funds and Walnut Consulting, each from the applicable date of acquisition or organization. Investments in Pacific and Inland are recorded at cost which approximate fair market value. Inter-company transactions and balances have been eliminated in consolidation.

         NET LOSS PER SHARE. The Company adopted SFAS No. 128 "Earnings Per Share" in the period ended December 31, 1997 and has retroactively applied the effects thereof for 1996. Accordingly, the presentation of per share information includes calculations of basic and diluted income (loss) per share. There was no impact on the per share amounts previously reported. In January 1999, the Company effected a 1 for 6 reverse stock split. All share and per share amounts have been retroactively adjusted to account for the split.

         GENERAL. Walnut Capital is an SBIC licensee. The accompanying financial statements include financial information for Walnut Capital that has been prepared on a basis appropriate for SBICs as indicated by the American Institute of Certified Public Accountants in its guide, Audits of Investment Companies.

         INVESTMENT VALUATION. The non-marketable investments and partnership interests are stated at fair value as determined by the Board at December 31, 1998 and 1997. The Board takes into account developments since the acquisition of the investments, and other factors pertinent to the valuation of investments. The Board, in making its valuation, has in many instances relied on financial data and on estimates made by the investee companies and professional advisors as to the effect of future developments. The marketable investments and/or their derivatives are carried at market value. Market values are determined based on the average of the closing quotations as of December 31, 1998 and 1997 and the preceding two trade days, recognizing a percentage reduction when applicable.

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

         Realized gains and losses on securities are determined on the specific identification method by subtracting the cost, plus any transaction fees, from the sales prices, less any transaction fees. Unrealized gains and losses are determined by subtracting the carrying value (market/fair value) at the end of the period from the carrying value (market/fair value) at the beginning of the period.

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

         INCOME TAXES. Deferred tax liabilities and assets are recognized for the estimated future tax consequences of temporary differences and net operating loss carryforwards. Temporary differences are primarily the result of the differences between the tax bases of assets and liabilities and their financial reporting amounts. Deferred tax liabilities are measured by applying enacted statutory tax rates, applicable to the future years, in which deferred tax liabilities are expected to be settled or realized. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense (benefit) consists of the taxes payable (benefits available) for the current period and the change in deferred tax assets and liabilities during the period.

         The Company is not entitled to the treatment available to regulated investment companies and is taxed as a regular corporation for federal and state income tax purposes. The Company files a consolidated federal income tax return with its four wholly owned subsidiaries.

         CASH AND CASH EQUIVALENTS. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents for purposes of the statement of cash flows. Cash and cash equivalents which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments with commercial banks. The Company had no temporary cash on deposit in excess of insured amounts as of December 31, 1998.

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

         a)       SBA DEBENTURES

         Debentures payable were $2,000,000 at December 31, 1998 (the "Walnut Debentures"). Walnut Debentures with a principal balance of $2,000,000 are payable to SBIC Funding Corp. or its designee on September 1, 1999 and bears interest at 8.8%, payable semiannually on March 1, 1999 and September 1, 1999.

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

         In 1998, the SBA issued a finding that the Company had violated Section 107.700, by purchasing securities from a big business as defined. The Company believes the SBA is in error in their interpretation of this finding, by including shares held by employees of the seller as being affiliated with such seller. The SBA has also informed the Company that it is in violation of section
107.503 (c) and 107.650 and valuation guidelines for SBICs. The Company disagrees with the SBA's interpretation of the requirements and the matter is being discussed with the SBA. The SBA also found the company in violation of
Section 107.825 (e), purchase of securities from non-issuers. The Company believes this finding to be inconsistent with actions taken by the SBA in the past, and has entered into discussions with the SBA to clarify the issue. Further, Walnut Capital did not file its Form 468 timely for the year ended December 31, 1998. This report was due on March 31, 1999. Management believes that none of these findings will have material effect on Walnut Capital, or the Company as a whole.

         As of December 31, 1998 and December 31, 1997, the Walnut Debentures payable are due as follows:


                               1998                1997
                          ---------------     ---------------
           1998                                   $2,000,000
           1999               $2,000,000          $2,000,000
                              ----------          ----------
                              $2,000,000          $4,000,000
                              ==========          ==========


         b)       NOTES PAYABLE TO BANKS

         On August 31, 1995, the Company established a $4 million line of credit with American National Bank and Trust Company of Chicago ("ANB"). This line was replaced as of September 8, 1996 with a term loan of $2,850,000. A principal payment of $575,000 was made on March 31, 1997 and the balance was due on July 31, 1997. This loan was renewed and amended to provide quarterly principal payment of $250,000 commencing on December 31, 1997 with a maturity date of June 30, 1999. On December 31, 1998, this bank loan was further amended to require an immediate principal payment of $100,000 and quarterly principal payments thereafter and it has an amended maturity date of December 31, 1999. Following the principal payment required on such date, the loan had a principal balance of $1,025,000 on December 1998. The interest rate associated with this loan is ANB's base rate plus 2% (10.5% as of December 31, 1998 and 1997). Two Directors of the Company personally guarantee the loan.

         c)       NOTES PAYABLE TO RELATED PARTIES

         In April 1997, the Company received an unsecured loan from a related party in the amount of $400,000. Such loan bears interest at 9.5% per annum. The loan is to be repaid in four quarterly installments commencing March 31, 1998. The first and second installments were paid on April 1, 1998 and July 1998, respectively. The third and forth payments which were due on October 1, 1998 and January 1, 1999 respectively have been deferred and the Company is allowed to defer further principal payments until the quarter ending June 30, 1999 provided that quarterly interest is paid on the outstanding balance.

         In connection with the transaction through which the Company acquired Inland Financial, the Company borrowed $250,000 from each of two related parties. The Company issued to each entity a promissory note which matures on October 13, 2001. The promissory notes bear interest at a rate of 15% per year payable quarterly.

4.       MARGIN BROKERAGE ACCOUNTS

         Brokerage margin payable to one investment banker consists of advances of $894,000 under a line of credit as of December 31, 1998. The brokerage account accrues interest on a monthly basis at the brokers' call rate plus 1% (7.75% at December 31, 1998) and is collateralized by 200,000 shares of First Health Group common stock, having a fair market value of approximately $3,200,000 at December 31, 1998, and 22,872 shares of Mariner Post-Acute Network, Inc. common stock, having a fair market value of approximately $109,000 at December 31, 1998.

         Brokerage margin payable to a second investment banker consists of advances of $799,000 under a line of credit as of December 31, 1998. Advances under this line cannot exceed 40% of the quoted market bid for shares accepted by the investment banker, and this amount is calculated on an ongoing basis to reflect market changes. The brokerage account accrues interest on a monthly basis at the brokers' call rate plus 1% (7.5% at December 31, 1998). This line of credit is collateralized by 55,000 shares of First Health Group, Inc. common stock, having a fair market value of approximately $911,000 at December 31, 1998, 117,885 shares of Mariner Post-Acute Network, Inc. common stock, having a fair market value of approximately $553,000 at December 31, 1998, and 300,000 shares of I-Flow Corp. common stock, having a fair market value of approximately $366,000 at December 31, 1998.

5.       INCOME TAXES

         As at December 31, 1998 and 1997, the components of the Company's net deferred tax asset and liability were as follows:


                                        1998           1997
                                     -----------    -----------
Deferred tax liability:
  Unrealized gains                   $         0    $(2,162,000)

Deferred tax asset:
  Unrealized losses                    1,082,000
  Alternative minimum tax credit         145,000
  Deferred compensation                  120,000
  Net operating loss benefit           1,632,000      2,118,000
                                     -----------    -----------
                                       2,979,000        (44,000)
Valuation allowance                   (2,979,000)             0
                                     -----------    -----------

Net deferred tax asset (liability)   $         0    $   (44,000)
                                     ===========    ===========



         The difference between book and tax accounting for investments is the primary source of the non-current deferred tax liability. For financial reporting purposes, investments are carried at market and for income tax purposes, investments are carried at cost. This resulted in unrealized gains that are treated as temporary differences under standards for accounting for income taxes. Additionally, in 1998, it was determined that the Company would fully reserve its deferred tax asset as the realization of such asset was not assured. The valuation allowance was increased by $2,979,000 for the year ended December 31, 1998.

         The components of the income taxes for the years ended December 31 were as follows:


                                                          1998                1997            1996
                                                       ----------       -------------     -----------
Tax (benefit) on net income:
                                      Federal          $    7,000       $    (729,000)    $ (1,073,000)
                                        State               1,000            (129,000)        (195,000)
                                                       ----------       -------------     ------------
                                        Total          $    8,000       $    (858,000)    $ (1,268,000)
                                                       ==========       =============     ============
Tax expense on realized gain:
                                      Federal          $   (6,000)      $    1,182,000         988,000
                                        State              (1,000)             209,000         174,000
                                                       ----------       -------------     ------------
                                        Total          $   (7,000)      $    1,391,000    $  1,162,000
                                                       ==========       =============     ============
Tax expense (benefit) on unrealized
loss:                                 Federal          $   37,000       $    (417,000)    $   (824,000)
                                        State               6,000             (74,000)        (145,000)
                                                       ----------       -------------     ------------
                                                       $   43,000       $    (491,000)    $   (969,000)
                                                       ==========       =============     ============


The Company's effective federal tax rate was 0.5% in 1998, compared to an overall statutory rate of 34%. This difference was due to the Company fully reserving its deferred tax asset.



                                        1998           1997           1996
                                    -----------    -----------    -----------
Pre-tax (loss)/gain                 $(8,624,000)   $  (919,000)   $(4,202,000)
                                    ===========    ===========    ===========
Federal tax expense/(benefit) at
statutory rate of 34%                (2,932,000)      (312,000)    (1,428,000)
Non-deductible items related to
wholly-owned subsidiary                       0        390,000        374,000
State tax, net of federal benefit      (129,000)       (55,000)       (96,000)
Alternative minimum tax                  38,000         80,000         27,000
Increase in valuation allowance       2,979,000              0              0
                                    -----------    -----------    -----------
                                        (44,000)       103,000     (1,123,000)
Other - net                                   0        (61,000)        48,000
                                    -----------    -----------    -----------
Tax (benefit) expense               $   (44,000)   $    42,000    $(1,075,000)
                                    ===========    ===========    ===========

         As of December 31, 1998, the Company had net operating loss carryforwards available for federal income tax purposes as follows:


     Expiration                        Amount
-------------------                -------------
        2007                       $   1,067,000
        2008                           1,933,000
        2009                             643,000
        2010                             295,000
        2018                             143,000
                                   -------------
                                   $   4,081,000
                                   =============


6.       COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

         a.       LEASE

         Walnut Capital leases office space and services, also utilized by the Company, from an affiliate at approximately $5,000 per month as of December 31, 1998. The lease is renewable annually at the discretion of the parties. The Company paid approximately $56,000, $58,000, and $57,000 for rent for the years ended December 31, 1998, 1997, and 1996, respectively, and $10,000, $9,000, and $70,000 for services for the years ended December 31, 1998, 1997 and 1996, respectively.

         b.       EMPLOYMENT AGREEMENTS

         The Company entered into employment agreements with each of Burton W. Kanter and Joel S. Kanter in January 1996. Each of the agreements expired by its terms in February 1998. Mr. Burton Kanter's employment agreement provided that he was entitled to a minimum base salary of $100,000 per annum (which is paid in part to Mr. Kanter individually and in part to his sole proprietorship doing business as BK Consultants; see Footnote 7 - Related Party Transactions.) He is also entitled to a bonus as determined by the Board of Directors from time to time in its absolute and sole discretion. Amounts due under Mr. Burton Kanter's employment agreement were not paid in 1998, 1997 and 1996 and are being accrued by the Company. The terms and conditions of the employment agreement of Mr. Joel Kanter was generally identical to that of Burton Kanter except that Joel Kanter was entitled to a minimum base salary of $70,000 per annum; however, the Board of Directors determined to increase such base salary to $200,000 for fiscal 1997 and 1996 and increase such salary to $225,000 for 1998 (see Footnote 7 - Related Party Transactions). Joel Kanter's agreement also differed in that Joel Kanter agreed not to compete with the Company or NFS (but not Walnut Capital) for a period of three years after his termination of employment with Walnut Capital.

         c.       GUARANTEES OF INDEBTEDNESS

         The Company guarantees the indebtedness of each of Pacific Financial and Inland Financial under their respective revolving lines of credit. Subject to certain conditions, Inland Financial is permitted to borrow up to $2,500,000 under its credit facility and Pacific Financial is permitted to borrow up to $1,000,000 under its credit facility. The Company's guarantee of each facility is a guarantee of payment and not a guarantee of collection.

7.       RELATED PARTY TRANSACTIONS

         The Company and its subsidiaries retain a law firm at which an officer of the Company has been of counsel since 1993. The wife of such officer has been an employee of and is currently a partner in such firm. Legal fees of approximately $115,000, $249,000 and $165,000 were incurred by the Company for the years ended December 31, 1998, 1997 and 1996, respectively.

         At December 31, 1998, 1997 and 1996, approximately $120,000, $123,000 and $128,000, respectively, were due to the law firm and are included in accounts payable, accrued expenses and other current liabilities in the accompanying balance sheet.

         As described above at Footnote 6.b., the Company retains Mr. Burton W. Kanter and his sole proprietorship doing business as BK Consultants to render services regarding the Company's operations and investment matters. There were no payments to him in 1998, 1997 and 1996, but $100,000 in salary was accrued by the Company for 1998, 1997 and 1996.

         Periodically an officer of Walnut Capital, or a designee of Walnut Capital, serves in the capacity of director or observer to the board of directors of investee companies.

         Mr. Joel S. Kanter and Mr. Burton Kanter personally guarantee the amounts due to ANB under the Company's line of credit (see Footnote 3.b.).

8.       CONCENTRATION OF RISK

         The Company has significant holdings of investments in the health care industry. Total investments in the health care industry in debt and equity securities were approximately $6,085,000 and $14,367,000 as of December 31, 1998 and 1997 respectively (including unrealized appreciation of approximately $1,095,000 and $9,248,000 as of December 31, 1998 and 1997 respectively).

         Additionally, substantially all of the Company's cash and securities are held by a custodian broker who is highly capitalized and a member of major securities exchanges or at a major banking institution.

9.       FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

         The Company from time to time makes commitments to provide financing in the form of loans, debt securities and equity investments. The Company's maximum exposure to credit loss in the event of nonperformance by the other party is represented by the contractual notational amount of these instruments. As of December 31, 1998, no commitments were outstanding.

         The Company evaluates each portfolio investee's credit worthiness on a case-by-case basis. Generally, collateral is not obtained by the Company upon the extension of credit.

10.      SHAREHOLDERS' EQUITY

         a.       PREFERRED STOCK.

                  The Company is authorized to issue up to 1,000,000 shares of its preferred stock in one or more series. As of December 31, 1998, no shares of preferred stock were outstanding.

         b.       COMMON STOCK.

                  In December 1997, in connection with the 1997 Private Placement, the Company issued 666,667 shares of Common Stock and 466,667 warrants, exercisable through December, 2000 for net proceeds of $46,000 in 1998 and $3,098,000 in 1997. The exercise price of these warrants is $9.00.

                  In February 1998, the Company issued 39,022 shares of common stock in the acquisition of Pacific Financial Services Corp.

                  In October 1998, the Company issued 153,393 shares of common stock in the acquisition of Inland Financial Services Corp.

         c.       COMMON STOCK OPTIONS AND WARRANTS.

                  (1) In 1994, the Company adopted the NFS Services, Inc. (Utah) 1994 Incentive Stock Option Plan, which was amended and restated and approved by the Company's stockholders in December 1997 (as amended, the "1994 Plan"). The 1994 Plan is administered by a stock incentive plan administrative committee appointed by the Company's Board of Directors (the "1994 Plan Committee"). The 1994 Plan Committee has the authority, subject to approval by the Company's Board of Directors, the terms of the 1994 Plan and the Investment Company Act, to select the persons to whom awards may be granted, to determine the terms of each award, to interpret the provisions of the 1994 Plan and to make all other determinations that it may deem necessary or advisable for the administration of the 1994 Plan. The 1994 Plan provides for the grant of incentive stock options, nonstatutory options, and restricted stock and stock appreciation rights ("SARs"), as determined in each individual case by the 1994 Plan Committee. The Company's Board of Directors has reserved 1,000,000 shares of Common Stock for issuance under the 1994 Plan. The Company has granted options under the Plan as follows:


                                                      1998                       1997
                                            ------------------------    -----------------------
                                            Shares   Weighted avg.       Shares    Weighted avg.
                                                     exercise price                exercise Price
Options outstanding at beginning of year    35,167   $  11.28            42,250      $15.30
   Granted                                  16,667   $   7.86            33,167      $11.04
   Expired                                       0                      (12,750)     $17.04
   Canceled                                      0                      (27,500)     $14.46
                                            ------                       ------
Options outstanding at end of year          51,834   $  10.18            35,167      $11.28
                                            ======                       ======
Options exercisable at end of year          24,750   $  11.22            19,583      $11.16
                                            ======                       ======


The weighted average life of options outstanding is 7.37 years.

                  (2) In connection with the Business Combination, the Company assumed the Walnut Capital Corporation 1987 Stock Option Plan (as amended, the "1987 Plan"). The 1987 Plan is administered by a stock option plan administrative committee appointed by the Board of Directors (the "1987 Plan Committee"). The 1987 Plan Committee has the authority, subject to approval by the Company's Board of Directors and the terms of the 1987 Plan, to select the persons to whom awards may be granted, to determine the terms of each award, to interpret the provisions of the 1987 Plan and to make all other determinations that it may deem necessary or advisable for the administration of the 1987 Plan. The 1987 Plan provides for the grant of incentive stock options or nonstatutory options, as determined in each individual case by the 1987 Plan Committee. There are 806,930 shares of Common Stock reserved for issuance under the 1987 Plan. Awards of incentive stock options to purchase up to 24,993 shares of Common Stock, and awards of nonstatutory options to purchase 109,495 shares of Common Stock, have been granted pursuant to the 1987 Plan to various officers, directors, employees, and consultants of Walnut Capital. During 1997, incentive stock options for 24,993 shares were canceled in connection with termination of employment. Of the non-qualified stock options, options for 11,170 shares were also canceled in 1997. Options outstanding at year end are subject to a variety of vesting requirements and, at December 31, 1997, 97,107 shares were exercisable. The exercise price of the options outstanding pursuant to the 1987 Plan is $10.80 per share of Common Stock. The average exercise price of options outstanding under the 1987 Plan is $10.80. As a result of the Business Combination, no further awards will be granted under the 1987 Plan. During the year ended December 31, 1998 and 1997, no options to acquire Common Stock were exercised.

                  (3) In December 1997, the Company sold 166,667 warrants for $100,000 to five investors. The exercise price of the warrants, which were immediately exercisable, is $9.00.

11.      CONDENSED FINANCIAL INFORMATION OF SUBSIDIARY

         The following is the condensed financial information of Universal Bridge's majority-owned subsidiary, Universal Partners, LP., as of and for the years ended December 31, 1998 and 1997:


                                                          1998           1997
                                                      -----------    -----------
Statement of Operations Data
    Net investment (loss) income                      $   (81,000)   $  (114,000)
    Realized gains on sale of investments                   4,000        553,000
    Unrealized gain (loss) on investments                (416,000)       177,000
                                                      -----------    -----------
    Net income (loss)                                    (493,000)   $   616,000
                                                      ===========    ===========

Balance Sheet Data

    Investments in marketable equity securities
         (cost of $450,000 and $662,000,              $   748,000    $   986,000
         respectively)
    Investments in non-marketable equity securities
         (cost of $955,000 and $534,000,                  729,000        434,000
         respectively)
    Investments in non-marketable debt securities
         (less reserves of $375,000 and $320,000,
         respectively)                                    480,000        485,000
                                                      -----------    -----------
                                                      $ 1,957,000    $ 1,905,000
                                                      ===========    ===========

    Total assets                                      $ 2,328,000    $ 2,790,000
    Total liabilities                                      58,000         56,000
                                                      -----------    -----------
    Partnership capital                               $ 2,270,000    $ 2,734,000
                                                      ===========    ===========

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

         The Company has computed the pro forma disclosures required under SFAS 123 for employee stock options granted as of December 31, 1996 using the Black Scholes option pricing model prescribed by SFAS 123. The weighted average fair value at date of grant for options granted during the years ended December 31, 1996 is $6.96. There were no employee options granted during 1998 or 1997.

         In estimating the value of options pursuant to the accounting provisions of Financial Accounting Standard No SFAS 123 the Company used the following assumptions:


                                                        Year Ended
                                                    December 31, 1996
                                                    -----------------
          Risk free interest rate                    5.9% - 7.9%
          Expected life                                5 years
          Expected volatility                            67%
          Dividend yield                                  0

         If compensation cost was measured using the fair value provisions of SFAS 123 then the Company's net loss and net loss per share would have been approximately $3,226,000 and ($1.36) and, for the year ended December 31, 1996.

ITEM 9.      CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following information is as of April 13, 1999, unless otherwise specified.

Name                          Age           Title
--------------------------  ---------  -----------------------------------------------
Burton W. Kanter*              68      Director (Chairman)
Joel S. Kanter*                41      Chief Executive Officer, President and Director
William F. Burge, III          58      Director
Gene E. Burleson*              57      Director
Earl Chapman                   73      Director
Albert Morrison, Jr.           62      Director
Solomon A. Weisgal             72      Director
Robert F. Mauer                44      Chief Financial Officer and Treasurer
Joshua S. Kanter*              36      Secretary and General Counsel
======================================================================================

* Such individuals may be deemed to be "interested persons" as such term is defined in Section 2(a)(19) of the Investment Company Act of 1940, as amended (the "1940 Act").

BURTON W. KANTER                                             Director since 1995


         Mr. Kanter has served as a director of the Company and the Chief Executive Officer of Walnut Capital Corp., a Delaware corporation ("Walnut Capital"), a subsidiary of the Company, since February 27, 1995. He has been a director of Walnut Capital since 1983, and was the President of Walnut Capital between 1987 and February 27, 1995, and Treasurer of Walnut Capital from January 1994 until February 27, 1995. Mr. Kanter is of counsel to Neal Gerber & Eisenberg, a Chicago, Illinois law firm. From 1961 through 1985, Mr. Kanter was a partner in the law firm of Kanter & Eisenberg or its predecessor firms. He is the author of numerous articles and a frequent lecturer in the field of Federal income taxation, and founder and senior editor of the nationally known column in the Journal of Taxation called "Shop Talk." He is a member of the faculty of the University of Chicago Law School. He is a director of numerous companies, including the following public companies: First Health Group Corp., Scientific Measurement Systems, Inc., and Logic Devices Incorporated. He is a member of the Board of Directors or the Board of Trustees of: the Midwest Film Center of the Chicago Art Institute, the Chicago International Film Festival, and the Museum of Contemporary Art of Chicago. He is also on the advisory board of the Wharton School of the University of Pennsylvania Real Estate Center and the University of Chicago Annual Tax Conference.
         Mr. Kanter is the father of Joel S. Kanter and Joshua S. Kanter.

JOEL S. KANTER                                               Director since 1995

         Mr. Kanter has been a director and the President of the Company since February 27, 1995 and has been the Chief Executive Officer of the Company since April 15, 1996. From 1988 to February 27, 1995, Mr. Kanter was a consultant to Walnut Capital. Mr. Kanter has been President and a director of Walnut Capital since February 27, 1995. Mr. Kanter has served as President of Windy City, Inc. ("WCI"), a privately held investment firm, since July 1986. From 1978 through 1979, Mr. Kanter served as a Legislative Assistant to Congressman Abner J. Mikva (D-Ill.) specializing in Judiciary Committee affairs. From 1980 through 1982, Mr. Kanter served as a Special Assistant to the National Association of Attorneys General, representing that organization's positions in the criminal justice and environmental arenas. From 1982 through 1984, Mr. Kanter served as Staff Director of the House Subcommittee on

         Legislative Process chaired by Congressman Gilles D. Long (D-La.). In that capacity, he also lent assistance to the House Democratic Caucus which was also chaired by Congressman Long. From 1985 through 1986, Mr. Kanter served as Managing Director of The Investors' Washington Service, an investment advisory company specializing in providing advice to large institutional clients regarding the impact of federal legislative and regulatory decisions on debt and equity markets. Clients of The Investors' Washington Service included Amoco Oil, AT&T, Bankers Trust, Citicorp, Chase Manhattan Bank, Chrysler Corporation, General Motors, J.C. Penney, and others. Mr. Kanter currently serves on the Boards of Directors of Mariner Post-Acute Network, Inc., I-Flow Corporation, Osteoimplant Technology, Inc., Encore Medical Corporation and Magna-Lab, Inc., each of which is a publicly-held company, as well as a number of private concerns. Mr. Kanter is the son of Burton W. Kanter and the brother of Joshua S. Kanter.

WILLIAM F. BURGE, III                                        Director since 1995

         Mr. Burge has been a director of the Company since February 27, 1995. Mr. Burge has been a director of Walnut Capital since 1992. He is on the Board of Directors of Wallis State Bank, former Trustee of the University of Houston Foundation and Tartan Corp. Recently, he was appointed Vice-Chairman of Harris County-Houston Sports Authority. He was also appointed to the Honorary Advisory Board of the International Business College of Dalian, China. He is also a Board member and past Chairman of the West Houston Association. Since 1980, he has been a Board member of Sky Ranch and Vice Chairman of the Harris County Housing Finance Corporation. Since 1970, Mr. Burge has served as Managing Director and Vice Chairman of the Board of Directors of Mitsubishi Estate Company Associates, USA, as well as President and Managing Director of Ayrshire Corp. From 1987 through 1997, Mr. Burge was Chairman of the Houston Metropolitan Transit Authority Board of Directors. He also has experience in commercial and residential real estate development in Houston, Dallas, New York, New Orleans, Atlanta and Los Angeles. He is on the advisory board of the Wharton School of the University of Pennsylvania Real Estate Center and a member of the Urban Land Institute.

GENE E. BURLESON                                             Director since 1996

         Mr. Burleson has been a director of the Company and a director of Walnut Capital since June 1996. Mr. Burleson served as Chairman of the Board and Chief Executive Officer of GranCare, Inc., from 1994 to 1997. Following the merger of GranCare, Inc.'s pharmacy operations with Vitalink Pharmacy Services, Inc., he served as Chief Executive Officer of Vitalink Pharmacy Services, Inc. from February 1997 to August 1997. His previous experience included serving as President and Chief Operating Officer of American Medical International, Inc. Mr. Burleson is presently a director of Decker's Outdoor Corp., Alternative Living Services Inc., and Mariner Post-Acute Network, Inc., all publicly-held companies.

EARL CHAPMAN                                                 Director since 1997

         Mr. Chapman has been a director of the Company and a director of Walnut Capital since October 8, 1997. Mr. Chapman is currently the Chief Executive Officer and Chairman of Booklines, Hawaii Ltd., a Hawaiian distributor of books, music, video tapes and other souvenir products. Prior to joining Booklines, Hawaii Ltd., Mr. Chapman was the Chief Executive Officer and Chairman of SiLite Corporation, a manufacturer of plastic food service products. Mr. Chapman serves as a member of the Board of the Neighborhood Justice Center, a volunteer mediation agency comprised of approximately 200 volunteer mediators.

ALBERT MORRISON, JR.                                         Director since 1997

         Mr. Morrison has been a director of the Company since August 13, 1997 and a director of Walnut Capital since 1984. Mr. Morrison is President of Morrison, Brown, Argiz & Company, Certified Public Accountants. He has more than 30 years experience as an accountant and is a member of a number of professional accounting institutes and associations. Mr. Morrison is Vice Chairman of the Dade County Industrial Development Authority, Treasurer of the Board of Trustees of Florida International University, and a member of the Board of Directors of Chicago Holdings, Inc., Heico Corporation, Logic Devices Incorporated and a Trustee of the Greater Miami Chamber of Commerce.

SOLOMON A. WEISGAL                                           Director since 1995

         Mr. Weisgal has been a director of the Company since February 27, 1995. Mr. Weisgal has been a director of Walnut Capital since 1984. Mr. Weisgal is a Certified Public Accountant and has been President of Solomon A. Weisgal, Ltd., a financial consulting firm, since its inception in 1979. Mr. Weisgal is presently a director of The Alta Group Ltd. and numerous other privately-held concerns.

ROBERT F. MAUER                                                        Treasurer

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

JOSHUA S. KANTER                                   Secretary and General Counsel

         Mr. Kanter has been the Secretary of the Company since February 28, 1995 and General Counsel of the Company since September 14, 1995. Mr. Kanter has been the Assistant Secretary and General Counsel of Walnut Capital since June 6, 1996. Since November 1997, Mr. Kanter has been Chief Executive Officer of The Alta Group Ltd. and its wholly-owned subsidiary, Greenway Environmental, Inc., companies specializing in waste management services. Since June 1993, Mr. Kanter has also been of counsel to Barack Ferrazzano Kirschbaum Perlman & Nagelberg ("BFKP&N"), a Chicago, Illinois law firm specializing in securities, corporate and real estate law. Mr. Kanter was an associate at that firm from September 1987 to February 1990. Since 1986, Mr. Kanter has also been vice-president of WCI. Mr. Kanter is the son of Burton W. Kanter and the brother of Joel S. Kanter.

         SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and "greater than ten-percent" stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms so filed. Based solely on review of the copies of such forms furnished to the Company for 1998, the Company is not aware of any of the Company's officers, directors or "greater than ten-percent" stockholders who failed to comply with
Section 16(a) filing requirements.

ITEM 11.     EXECUTIVE COMPENSATION

         SUMMARY COMPENSATION. The following table sets forth the compensation paid by the Company to Messrs. Burton W. Kanter, Joel S. Kanter and Robert F. Mauer in the last three fiscal years of the Company (collectively, the "Named Executive Officers"). Such persons were the executive officers of the Company and its subsidiaries whose cash compensation exceeded $100,000 for the 1997 fiscal year. Amounts paid to Messrs. Burton Kanter, Joel Kanter and Robert Mauer reflect the fiscal years ended December 31, 1998, 1997 and 1996.

                           SUMMARY COMPENSATION TABLE


                                                                              Long Term
                                                                             Compensation
                                                    Annual Compensation         Awards
   Name and Current Principal                   --------------------------   ------------
            Position                   Year     Salary ($)      Bonus ($)     Options
----------------------------------     ----     ------------    ----------   ------------
Burton W. Kanter,                      1998      $100,000(1)       --              --
  Chairman of the Board                1997       100,000(1)       --              --
                                       1996       100,000(1)       --              --
Joel S. Kanter,                        1998       200,000          --              --
  President and Chief Executive        1997       200,000       $50,000(2)         --
  Officer                              1996       200,000          --              --
Robert F. Mauer,                       1998       115,000          --              --
  Chief Financial                      1997       100,000        30,000(2)         --
  Officer and Treasurer                1996        91,667(3)       --             20,833

---------------

(1) Mr. Burton Kanter's salary for the years 1998, 1997, and 1996 was not paid and is being accrued by the Company.

(2) The Company paid bonuses of $50,000 and $30,000 to Mr. Joel Kanter and Mr. Mauer, respectively, in January 1998 with respect to their job performance for the fiscal year 1997.

(3) Mr. Mauer joined the Company on February 1, 1996. Amounts reported reflect an annual salary of $100,000.

         OPTIONS. The following table provides certain information regarding options granted to the Named Executive Officers.


                   AGGREGATED OPTION EXERCISES IN FISCAL 1998
                     AND FISCAL 1998 YEAR-END OPTION VALUES


                                                        Number of Securities
                                                       Underlying Unexercised         Value of Unexercised in-the-
                                                          Options at Fiscal              Money Options at Fiscal
                         Shares                             Year-End(#)                      Year-End($)((1)
                       Acquired on       Value       ----------------------------   ------------------------------
      Name             Exercise (#)    Realized ($)   Exercisable    Unexercisable   Exercisable     Unexercisable
-----------------     ------------    ------------   -----------    -------------   -----------     --------------
Burton W. Kanter            0         $     0           41,654             0           $   0            $  0

Joel S. Kanter              0               0           33,324             0               0               0

Robert F. Mauer             0               0           20,833             0               0               0

         (1) No outstanding options were in-the-money as of December 31, 1998. The closing bid price per share as quoted on The Nasdaq National Market on December 31, 1998 was $11/32 per share.


         EMPLOYMENT AGREEMENTS WITH MANAGEMENT. The Company had entered into employment agreements with Burton W. Kanter and Joel S. Kanter. Both agreements expired by their terms in February 1998.

         STOCK PERFORMANCE GRAPH. The incorporation by reference of this Annual Report on Form 10-K into any document filed with the SEC by the Company shall not be deemed to include the following performance graph unless such graph is specifically stated to be incorporated by reference into such document.

         The following graph provides a comparison of the cumulative total stockholder return among the Company, the Nasdaq Stock Market total return index (the "Nasdaq Stock Market Index") prepared by the Center for Research in Security Prices ("CRSP") and the Nasdaq Financial Stocks total return index prepared by CRSP (the "Nasdaq Financial Stocks Index"). The comparison is for the period from August 22, 1995 (the date the Company's Common Stock first became listed on the Nasdaq National Market) to December 31, 1998 and assumes the reinvestment of any dividends. The initial price of the

Company's Common Stock shown in the graph below is based upon the price of $3.50 as reported on August 22, 1995 on the Nasdaq National Market. The Nasdaq Stock Market Index comprises all domestic shares traded on the Nasdaq National Market and The Nasdaq SmallCap Market. The Nasdaq Financial Stocks Index comprises all shares traded on the Nasdaq National Market and The Nasdaq SmallCap Market which were issued by companies whose primary business falls within Standard Industrial Classification (SIC) codes 60 through 67. The historical information set forth below is not necessarily indicative of future performance. The following graph was prepared at the Company's request by Research Data Group, Inc., San Francisco, California.

                        [Graphic Material Presented Here]

                                                Cumulative Total Return

                                                  8/22/95      12/95       12/96        12/97       12/98
       Walnut Financial Services, Inc.               100          64          32           44          10
       Nasdaq Stock Market Index                     100         103         127          155         219
       Nasdaq Financial Stock Index                  100         115         147          224         217

         REPORT OF THE COMPENSATION COMMITTEE. The Compensation Committee of the Board of Directors is composed of the Company's three independent outside directors, Messrs. Burge, Burleson and Weisgal. The Compensation Committee is responsible for administering the policies which govern the Company's executive compensation.

         Objectives of Executive Compensation. The Compensation Committee has designed its compensation policy to provide the proper incentives to management to maximize the Company's performance in order to serve the best interests of its stockholders. As a result, the Compensation Committee intends to focus on incentive awards, such as stock option grants, as opposed to large salary increases or bonuses to emphasize performance related incentive compensation. The Compensation Committee awarded no cash bonuses for 1998.

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

         Submitted by the Compensation Committee:

                                Gene E. Burleson
                              William F. Burge, III
                               Solomon A. Weisgal

         DIRECTOR COMPENSATION. During the 1998 fiscal year the Company paid its non-employee directors $2,500 for each regularly scheduled meeting attended in person or by telephone, $2,500 for each special meeting attended, and $500 for each committee meeting attended in person or by telephone. The Company reimburses the directors for reasonable out-of-pocket expenses incurred in connection with their activities on behalf of the Company. In the past, if a director was re-elected, such director would receive, upon such re-election, a 10-year option to purchase 1,000 shares of Common Stock at the market price at the time of grant. Furthermore, any new director elected to the Board of Directors would receive a 10-year option to purchase up to 1,666 shares of Common Stock at the market price at the time of grant.

         Since the Company's election to be regulated as a BDC, the Company has been prohibited from issuing such options.

         COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. The Compensation Committee currently consists of Messrs. Burleson, Burge and Weisgal. None of them has served as an officer of the Company or has any other business relationship or affiliation with the Company, except his service as a director.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth (i) the number of shares of Common Stock beneficially owned by Joel S. Kanter, Burton W. Kanter and Robert F. Mauer (collectively, the "Named Executive Officers"), and each of the directors of the Company, individually, and the executive officers and directors of the Company, as a group, and (ii) the percentage of ownership of the outstanding Common Stock represented by such shares. Except for such persons, no owner of more than five percent (5%) of the outstanding Common Stock is known to the Company. The share ownership is reported as of April 13, 1999. All share numbers are provided based upon information supplied to management of the Company by the respective individuals and members of the group. Each person named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by such person, except as otherwise set forth in the notes to the table.

                 Names and Addresses of Directors and             Number of         Percent of
                          Executive Officers                        Shares            Class
               -----------------------------------------          ---------         ----------
               Burton W. Kanter(1)                                  224,969            6.6%
               Two North LaSalle St.
               Suite 2200
               Chicago, IL 60602

               Solomon A. Weisgal(2)                                 73,345            2.2%
               120 S. Riverside Plaza
               Suite 1620
               Chicago, IL 60606

               Joel S. Kanter(3)                                    228,965            6.8%
               8000 Towers Crescent Drive Suite 1070
               Vienna, VA  22182

               William F. Burge, III                                     0              0%
               Ayrshire Corporation
               2028 Buffalo Terrace
               Houston, TX  77019

               Gene E. Burleson                                     20,400               *
               Argonne Properties Inc.
               325 Argonne Drive
               Atlanta, GA  30305

               Albert Morrison, Jr.(4)                              90,027             2.7%
               1001 Brickell Bay Drive
               9th Floor
               Miami, FL  33131

               Earl Chapman(5)                                       1,667               *
               2039 Laukahi Street
               Honolulu, HI  96821

               Robert F. Mauer(6)                                    9,375               *
               8000 Towers Crescent Drive
               Suite 1070
               Vienna, VA  22182

               Officers and Directors, as a group(7)               651,815            18.9%



----------------
*        Less than one percent (1%).


(1) The number of shares reported includes: (i) 1,503 shares owned by BWK, Inc. ("BWK"), (ii) 6,754 shares owned by Carlco, Inc. ("Carlco"), (iii) 94,350 shares owned by Mr. Kanter, not personally but solely as Co-Trustee of each of the general partners of the HAP Trusts Partnership ("HAP"), (iv) 59,152 shares owned by THC, (v) 6,680 shares owned by TMT, Inc. ("TMT"), (vi) 8,750 shares owned by the Nominee Corp. ("Nominee"), (vii) Class A Warrants to purchase up to 6,125 shares owned by Nominee and (viii) options to purchase up to 41,655 shares at $10.80 per share, all of which options are presently exercisable.

         Mr. Kanter disclaims any and all beneficial interest in any of the above referenced shares of Common Stock and Class A Warrants owned by BWK, Carlco, HAP, THC, TMT or Nominee. Mr. Kanter, as President of BWK, Carlco, TMT, THC and Nominee, has sole voting and investment control of the 82,839 shares owned by BWK, Carlco, TMT and THC and, upon exercise thereof, will have sole voting and investment control over the 6,125 shares underlying Nominee's Class A Warrants and the 41,655 shares Mr. Kanter's options. Mr. Kanter, as Co-Trustee of each of the general partners of HAP, shares voting and investment control of the 94,350 shares owned by HAP with his fellow co-trustee.

         Each of BWK, Carlco, HAP, THC, and TMT disclaim any and all beneficial ownership of the shares owned by the others.

(2) The number of shares reported includes: (i) 7,534 shares owned by Cypress Lane Investments ("Cypress"), (ii) 7,534 shares owned by Nacha Investment Company ("Nacha"), the general partners of which are individual trusts of which Mr. Weisgal is trustee and Mr. Chapman and members of his family are the beneficial owners, (iii) 1,667 shares owned by Cana Investors ("Cana"), the general partners of which are a revocable trust of which Messrs. Weisgal and Chapman are co-trustees and Mr. Weisgal is sole beneficiary, Cypress and Nacha, and (iv) 56,610 shares owned by the BRT Partnership ("BRT"), the general partners of which are individual trusts of which Mr. Weisgal is a trustee and members of the Kater family including Joel S. Kanter and Joshua S. Kanter, but excluding Burton W. Kanter, are the beneficiaries.

         Mr. Weisgal disclaims any and all beneficial interest in any of the shares owned by Nacha or BRT. As such, Mr. Weisgal has a beneficial interest only in the 9,201 shares. Mr. Weisgal has sole voting and investment control of the 64,144 shares owned by Nacha and BRT. Mr. Weisgal, as the trustee of one of the general partners of Cypress, shares voting and investment control of the 7,534 shares owned by Cypress. Mr. Weisgal, as one of the general partners and as the trustee of two of the general partners of Cana, shares with Mr. Chapman the voting and investment control of the 1,667 shares owned by Cana.

         Each of BRT, Cana, Cypress and Nacha disclaim any and all beneficial ownership in the shares owned by the others.

(3) The number of shares reported includes: (i) 68,666 shares owned by the Kanter Family Foundation ("KFF"), (ii) 121,141 shares owned by Windy City, (iii) 5,834 Class A Warrants owned by KFF, and (iv) options to purchase up to 33,324 shares at $10.80 per share, all of which options are presently exercisable.

         Mr. Kanter disclaims any and all beneficial interest in any of the above referenced securities owned by KFF or Windy City. Mr. Kanter, as President of KFF and Windy City, has sole voting and investment control of the 189,807 shares owned by KFF and Windy City and, upon exercise thereof, will have sole voting and investment control over the 39,158 shares underlying KFF's Class A Warrants and Mr. Kanter's options.

         Each of KFF and Windy City disclaim any and all beneficial ownership of the shares owned by the other.

(4) The number of shares reported consists of 90,027 shares owned by Federal Business Investment Company ("FBIC"). Mr. Morrison is the president of FBIC and exercises sole voting and investment control over such Common Stock. Trusts established for the benefit of members of Burton Kanter's family (excluding Mr. Kanter) beneficially own 48% of the outstanding common stock of FBIC. Trusts established for the benefit of various members of Mr. Morrison's family (excluding Mr. Morrison) beneficially own 48% of the outstanding common stock of FBIC. The remaining 4% of the outstanding common stock of FBIC and a class of preferred stock of FBIC are beneficially owned by unrelated third parties. Mr. Morrison disclaims beneficial interest to the 90,027 shares of Common Stock owned by FBIC.

(5) The number of shares reported is 1,667 shares owned by Cana, the beneficial ownership of which has also been reported by Mr. Weisgal. Mr. Chapman, as one of the general partners of Cana, shares voting and investment control of the shares owned by Cana.

(6) The number of shares reported consists of options to purchase 9,375 shares at $12.00 per share, all of which options are presently exercisable.

(7) Such group consists of nine persons. The number of shares reported includes all of the shares reported at footnotes 1 through 6, inclusive and shares owned by Joshua Kanter, Secretary and General Counsel of the Company.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has retained the firm of BFKP&N as its general counsel. Joshua S. Kanter, the General Counsel and Secretary of the Company, is of counsel to such firm and his wife, Catherine McNichols Kanter, is a partner of such firm. The Company and its subsidiaries paid approximately $342,000 in legal fees and expenses to BFKP&N during 1998 and had current BFKP&N invoices outstanding as of December 31, 1998 totaling approximately $154,000.

         In April 1997, THC, a company of which Burton W. Kanter is President, made an unsecured loans to Walnut Capital in the aggregate principal amount of $400,000. Trusts for the benefit of Mr. Burton Kanter's family control a majority of the outstanding common stock of THC. The loan accrues interest at 9.5% per annum. Under amended terms, principal payments were to be made on the loan in four installments of $100,000 following the end of each of the fiscal quarters of the Company in 1998, with the first installment to be paid on April 1, 1998. The first and second installments were paid on April 1, 1998 and in July 1998. The third and fourth payments, which were due on October 1, 1998 and January 1, 1999, respectively, have been deferred pursuant to another amendment to the agreement between THC and Walnut Capital. The Company is permitted to further defer the principal payments until June 30, 1999 as long as the Company makes quarterly interest payments on the balance. Management believes that such loan is on terms no less favorable than the terms available from institutional lenders.

         In connection with the transaction through which the Company acquired Inland Financial, the Company borrowed in October 1998 $250,000 from each of KFF, an Illinois not-for-profit private charitable foundation established by the Kanter family and of which Joel Kanter is President and a director, and Joshua Kanter is Vice President and a director. The Company issued to KFF a promissory note which matures on October 13, 2001. The promissory notes bear interest at a rate of 15% per year which is payable quarterly. The loan is unsecured.

         Walnut Capital subleases office space in Vienna, Virginia, which is also utilized by the Company, from Windy City. Messrs. Joel Kanter and Joshua Kanter are the President and Vice President, respectively, of Windy City. Trusts for the benefit of Mr. Burton Kanter's family own indirectly all of the outstanding common stock of Windy City. Rental under such lease is $4,855 per month and includes secretarial services, office equipment and furniture and parking. The Company and Walnut Capital paid Windy City $56,000 in 1998. The sublease has a one-year term which is renewable annually. Management believes the terms of such sublease and the amounts paid thereunder are commensurate to the amounts Walnut Capital would have to pay to unaffiliated third parties for comparable leased offices and services.

         A wholly-owned subsidiary of Windy City is a general partner of UPLP, together with Universal Bridge. The partnership agreement provides that each general partner has the authority to bind UPLP and make decisions on behalf of UPLP. To date, Universal Bridge has primarily been exercising management control over UPLP.

         The Company has a term loan with American National Bank and Trust Company of Chicago ("ANB"), which had a principal amount of $1,025,000 outstanding as of December 31, 1998, following a principal payment of $100,000 on such date. On December 31, 1998, this bank loan was amended to require an immediate principal payment of $100,000 and quarterly principal payments thereafter. It has an amended maturity date of December 31, 1999 and an interest rate equal to ANB's base rate plus 2% (10.5% as of December 31, 1998). Messrs. Burton W. Kanter and Joel S. Kanter have personally guaranteed such line of credit. In consideration for such guarantee, the Company has agreed to pay Messrs. Kanter, in the aggregate, an amount equal to .25% per annum of the amounts so guaranteed.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON 8-K.

         (a)(1)  Financial Statements:

         The Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements appear at pages 22 to 40, inclusive, of this Report; see Index to Consolidated Financial Statements at page 21 of this Report.

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

         (b)  Reports on Form 8-K:

         No reports on Form 8-K were filed during the last quarter of 1998.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 WALNUT FINANCIAL SERVICES, INC.



Date:   April 15, 1999                           By:  /s/ Joel S. Kanter
                                                    ----------------------------
                                                    Joel S. Kanter, President

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


Signature                                                     Title                          Date
---------                                                     -----                          ----
    /s/ Joel S. Kanter                        Chief Executive Officer, President and     April 15, 1999
-------------------------------               Director (Principal Executive Officer)
    Joel S. Kanter


    /s/ Robert F. Mauer                       Treasurer                                  April 15, 1999
-------------------------------               (Principal Financial and Accounting
    Robert F. Mauer                           Officer)

    /s/ Burton W. Kanter                      Director                                   April 15, 1999
-------------------------------
    Burton W. Kanter


    /s/ Solomon A. Weisgal                    Director                                   April 15, 1999
-------------------------------
    Solomon A. Weisgal


    /s/ William F. Burge, III                 Director                                   April 15, 1999
-------------------------------
    William F. Burge, III


    /s/ Albert Morrison, Jr.                  Director                                   April 15, 1999
-------------------------------
    Albert Morrison, Jr.


    /s/ Gene E. Burleson                      Director                                   April 15, 1999
-------------------------------
    Gene E. Burleson


    /s/ Earl Chapman                          Director                                   April 15, 1999
-------------------------------
    Earl Chapman

                                  EXHIBIT INDEX



 2.1 Agreement and Plan of Reorganization dated November 8, 1994 by and between NFS Services, Inc. (Utah) and Walnut Capital Corp.[2.1](1)

 3.1 Articles of Incorporation of Walnut Financial Services, Inc., as amended.[3.1, 4](1)(2)

 3.2  Bylaws of Walnut Financial Services, Inc.[3.2](1)

10.1  The Walnut Capital Corporation 1987 Stock Option Plan. [10.6](1)

10.2  The NFS Services, Inc. 1989 Incentive Stock Option Plan. [10.7](1)

10.3 The NFS Services, Inc. (Utah) 1994 Incentive Stock Option Plan, as amended [10.8](3)

10.4 Agency Agreement dated October 10, 1997 between Walnut Financial Services, Inc. and Walsh Manning Securities, LLC[10.9](4)

10.5 Stock Purchase Agreement dated January 2, 1997 between Jeffrey B. Pyatt, Paul J. Zeman, Thomas Maurice, Walnut Financial Services, Inc. and Pacific Financial Services Corp.[10.10](3)

21.1  Subsidiaries of Walnut Financial Services, Inc.

23.1  Consent Letter of Richard A. Eisner & Company, LLP.

27.1  Financial Data Schedule.

99.1 Class A Warrant Agreement dated October 15, 1997 between Walnut Financial Services, Inc. and Corporate Stock Transfer, Inc.[99.1](4)

99.2 Registration Rights Agreement dated December 18, 1997 between Walnut Financial Services, Inc., various purchasers of stock and warrants and Walsh Manning Securities, LLC.[99.2](4)

--------------------------

[ ] Exhibits so marked have been previously filed with the Securities and Exchange Commission ("SEC") as exhibits to the filings shown below under the exhibit numbers indicated following the respective document description and are incorporated herein by reference.

(1) Previously filed as an Exhibit to the initial filing of the Registrant's Registration Statement on Form 10 dated May 10, 1995 as filed with the SEC on May 11, 1995.

(2) Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K dated January 22, 1999.

(3) Previously filed as Exhibit B to the 1997 Proxy Statement of Walnut Financial Services, Inc. filed with the Securities and Exchange Commission on October 30, 1997.

(4) Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.