Form 10-Q
period 1999-03-31
WALNUT FINANCIAL SERVICES INC
filed 1999-05-17
CIK 942378

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 1999                      OR

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from                        to
                                       ----------------------     -------------

                  Commission file numbers 0-26072 and 814-00157

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

         As of May 13, 1999, the Registrant had 3,350,533 shares of common stock, $.01 par value per share, issued and outstanding.

                WALNUT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                                 MARCH 31, 1999

                                                                                Page Number
                                                                                -----------

                         Part I - Financial Information

Item 1.  Financial Statements

Consolidated Statements of Assets and Liabilities as of
March 31, 1999 and December 31, 1998                                                  3

Investments in Securities as of March 31, 1998                                        4

Consolidated Statements of Operations for the three months ended
March 31, 1999 and 1998                                                               5

Consolidated Statements of Changes in Net Assets for the three months ended
March 31, 1999 and 1998                                                               6

Consolidated Statements of Cash Flows for the three months ended
March 31, 1999 and 1998                                                               7

Notes to Consolidated Financial Statements                                            8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                   10

                           Part II - Other Information

Item 1.  Legal Proceedings                                                           15

Item 4.  Submission of Matters to a Vote of Security Holders                         15

Item 6.  Exhibits Required by Item 601 and Reports on Form 8-K                       16

Signatures                                                                           17

Exhibits                                                                             18

Exhibit 27.1

ITEM 1.  FINANCIAL STATEMENTS

                WALNUT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

                                                                                   MARCH 31,
                                                                                     1999        DECEMBER 31,
                                                                                  (UNAUDITED)       1998
                                                                                  -----------    ------------
Assets:
Investments at Market or Fair Value:
     Marketable equity securities (cost of $1,069,000 in 1999 and
     $1,080,000 in 1998 )                                                        $  1,199,000    $  5,132,000
     Non-marketable equity securities (cost of $13,483,000 in 1999
     and $13,483,000 in 1998)                                                       7,227,000       7,287,000
     Non-marketable debt securities (cost of $1,413,000 in 1999
     and $1,418,000 in 1998)                                                          723,000         723,000
     Partnership Interests (Cost of $1,762,000 in 1999 and
     $1,762,000 in 1998)                                                            1,879,000       1,894,000
                                                                                 ------------    ------------
       Total portfolio securities                                                  11,028,000      15,036,000

Cash and cash equivalents                                                           2,067,000         140,000
Other assets                                                                          158,000         146,000
                                                                                 ------------    ------------
       Total assets                                                                13,253,000      15,322,000

Liabilities:
     Margin payable to brokers                                                              0       1,692,000
     Notes payable to banks                                                           925,000       1,025,000
     Notes payable to related parties                                                 700,000         700,000
     Accounts payable, accrued expenses and other current liabilities                 650,000         600,000
     Accrued officer's compensation                                                   325,000         300,000
     Debentures payable                                                             2,000,000       2,000,000
                                                                                 ------------    ------------
       Net assets                                                                $  8,653,000    $  9,005,000
                                                                                 ============    ============

Preferred stock, no stated value, 1,000,000, no shares issued

Common stock, $.01 par value, 50,000,000 shares authorized,
3,350,533 and 3,301,863 issued and outstanding                                   $    198,000    $    198,000

Additional paid in capital                                                         19,137,000      19,137,000

Accumulated deficit:

     Net investment loss                                                          (14,668,000)    (14,293,000)
     Net realized gain on investment                                               13,648,000       9,628,000
     Net unrealized depreciation of investments                                    (9,662,000)     (5,665,000)
                                                                                 ------------    ------------

       Net assets applicable to outstanding common shares (equivalent to $2.58 and $2.73 per share based on 3,350,533 and 3,301,863 outstanding common
       shares at March 31, 1999 and December 31, 1998, respectively)             $  8,653,000    $  9,005,000
                                                                                 ============    ============

                         WALNUT FINANCIAL SERVICES, INC.
                            INVESTMENTS IN SECURITIES
                                 MARCH 31, 1999
                                   (UNAUDITED)

                                                                       SHARES        VALUE
                                                                       ------     ----------
Common and Preferred Stocks -

    Healthcare - 19%
       American Psych Systems, Inc.                                    122,950    $  150,000
       Greystone Medical Group, Inc.                                   200,000        40,000
       HP America Inc.                                                  66,667             0
       I-Flow Corporation                                              300,000       863,000
       Ivonyx Group Services, Inc.                                     100,000       100,000
       Mariner Post-Acute Network (formerly Paragon
       Health)                                                         140,757       326,000
       Med Images, Inc.                                                241,530       454,000
       MHM Services, Inc.                                              131,955        66,000
       Rainbow Medical, Inc.                                            25,000        50,000
       Sovereign Medical Acquisition Corp.     -Common                   4,000        24,000
       Sovereign Medical Acquisition Corp.     -Units                    3,333        20,000
                                                                                ------------
                                                                                   2,093,000
                                                                                ------------

    High technology - 5%
       Logic Devices Incorporated                                       45,000       128,000
       Madison Info. Tech.     - Preferred A                            60,000       150,000
       Madison Info. Tech.     - Preferred B                            60,000       150,000
       Multimedia Games, Inc.                                            2,500        11,000
       Thermo Information Solutions, Inc.                               10,000        90,000
       J.L. Wickham Co., Inc.     -Common                              250,696             0
       J.L. Wickham Co., Inc.     -Preferred                           281,788             0
                                                                                ------------
                                                                                     529,000
                                                                                ------------

    Communications - 10%
       International Business Network                                   70,000       105,000
       Trans Global Services, Inc.                                      83,839        93,000
       Vision III Imaging, Inc.                                         10,835       867,000
                                                                                ------------
                                                                                   1,065,000
                                                                                ------------

    Biotechnology - 4%
       BioHorizons Implant Systems, Inc.                               193,934       300,000
       Metatech Corp.                                                   14,817             0
       Optiva Corporation                                               10,000        63,000
       Osteoimplant Technology, Inc.                                    80,000        16,000
       Vaxgen, Inc.                                                     22,800        83,000
                                                                                ------------
                                                                                     462,000
                                                                                ------------

    Environmental - 0%
       Clean America Corp.                                              59,375             0
       Inorganic Recycling, Inc.                                        10,000             0
                                                                                ------------
                                                                                           0
                                                                                ------------

    Finance - 32%
       Inland Financial Corp. (wholly owned subsidiary)                    100     1,328,000
       Pacific Financial Services, Inc. (wholly owned subsidiary)          300     2,212,000
                                                                                ------------
                                                                                   3,540,000
                                                                                ------------

    Other - 7%
       Automotive Performance Group                                     50,000       100,000
       Linter's, Inc.                                                   42,784        75,000
       ESynch Corp. (formerly SoftKat, Inc.)    - Common               155,309        40,000
       ESynch Corp. (formerly SoftKat, Inc.)    - Preferred            120,000       123,000
       VINnet Holdings, Inc.     - Common                               25,000       125,000
       VINnet Holdings, Inc.     - Preferred A                             180       180,000
       VINnet Holdings, Inc.     - Preferred B                          37,643        94,000
                                                                                ------------
                                                                                     737,000
                                                                                ------------

  Total common and preferred stocks (cost $14,552,000)                             8,426,000

   Debt securities - 6%
       Inland Financial (wholly owned subsidiary)                                    500,000
       Pacific Financial (wholly owned subsidiary)                                   200,000
       TCOM Services, Inc.                                                                 0
       VINnet Holding, Inc.                                                           23,000
                                                                                ------------
         Total debt securities (cost $1,413,000)                                     723,000
                                                                                ------------

    Partnership interests - 17%
       Universal Partners. L.P. (majority-owned
       subsidiary)                                                                 1,879,000
                                                                                ------------
         Total partnership interests (cost $1,762,000)                             1,879,000
                                                                                ------------

         Total - 100% (cost $17,727,000)                                        $ 11,028,000
                                                                                ============

                WALNUT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        FOR THE THREE MONTHS ENDED
                                                                 MARCH 31,
                                                        ---------------------------
                                                            1999           1998
                                                        -----------    ------------
Investment income:
   Interest income                                           26,000         34,000
   Dividend income                                                0              0
                                                        -----------    -----------
 Total income                                                26,000         34,000

Expenses:
   Interest expense                                         111,000        177,000
   General and administrative                               290,000        304,000
                                                        -----------    -----------
 Net investment (loss) before taxes                        (375,000)      (447,000)
 Income tax benefit                                               0        179,000
                                                        -----------    -----------
 Net investment (loss)                                     (375,000)      (268,000)
                                                        -----------    -----------
Realized and unrealized gains on investments:
   Realized gain on sale of investments before income
   tax                                                    4,020,000        959,000
   Income tax provision                                           0       (384,000)
                                                        -----------    -----------
   Net realized gain on sale of investments               4,020,000        575,000
                                                        -----------    -----------
   Unrealized (depreciation) on investments before
   income tax                                            (3,997,000)      (928,000)
   Income tax benefit                                             0        371,000
                                                        -----------    -----------
   Net unrealized (depreciation) on investments          (3,997,000)      (557,000)
                                                        -----------    -----------
   Net realized and unrealized gains  (losses) on
      investments                                            23,000         18,000
                                                        -----------    -----------
   Net increase (decrease) in net assets resulting
      from operations                                   $  (352,000)   $  (250,000)
                                                        ===========    ===========

   Loss per share - basic and diluted                   $     (0.11)   $     (0.08)
                                                        -----------    -----------


   Weighted average shares outstanding                    3,350,533      3,135,400
                                                        ===========    ===========


                WALNUT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
                                   (UNAUDITED)


                                                                      FOR THE THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                    -----------------------------
                                                                       1999             1998
                                                                    ------------    -------------
Decrease in net assets resulting from operations:

  Net investment loss                                               $   (375,000)   $   (268,000)
  Net realized gains on investments                                    4,020,000         575,000
  Net unrealized depreciation on investments                          (3,997,000)       (557,000)
                                                                    ------------    ------------
                                                                        (352,000)       (250,000)
                                                                    ------------    ------------

Increase in net assets resulting from capital share transactions:

  Issuance of 39,022 shares of common stock for Pacific Financial
    Services, Inc.                                                             0         300,000
   Expenditures attributable to issuance of common stock                       0         (74,000)
                                                                    ------------    ------------
                                                                               0         226,000

Total increase (decrease) in net assets                                 (352,000)        (24,000)
                                                                    ------------    ------------

Net assets at beginning of period                                      9,005,000      16,674,000
                                                                    ------------    ------------

Net assets at end of period                                         $  8,653,000    $ 16,650,000
                                                                    ============    ============


                WALNUT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           FOR THE THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                        ---------------------------------
                                                                             1999               1998
                                                                        -------------       -------------
Cash flows from operating activities:
   Net decrease in net assets resulting from operations                  $  (352,000)        $  (250,000)
   Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
      Net unrealized depreciation of investments                           3,997,000             928,000
      Net realized gain on investments                                    (4,020,000)           (959,000)
      Change in net deferred tax liability                                         0            (194,000)
      Changes in assets and liabilities:
         Other assets                                                        (12,000)            (42,000)
         Other liabilities                                                    75,000             (35,000)
                                                                         ------------       ------------
            Net cash used in operating activities                           (312,000)           (552,000)
                                                                         ------------       ------------

Cash flows from investing activities:
   Purchases of common stock, healthcare                                           0            (140,000)
   Purchases of common stock, other                                                0             (12,000)
   Purchase of equity and debt securities, wholly-owned subsidiary                 0          (2,082,000)
   Proceeds from sale of general partnership interest                              0             122,000
   Proceeds from sale of common stock, healthcare                          4,031,000           1,458,000
   Proceeds from sale of common stock, other                                       0              53,000
   Expenditures attributable to issuance of common stock                           0             (75,000)
   Collections from debt securities                                                0             200,000
                                                                         ------------       ------------
            Net cash provided by investing activities                      4,031,000            (476,000)
                                                                         ------------       ------------

Cash flows from financing activities:
   Repayments of short term debt                                            (100,000)           (200,000)
   Decrease in margin accounts                                            (1,692,000)         (2,286,000)
                                                                         ------------       ------------
            Net cash (used in) provided by financing activities           (1,792,000)         (2,486,000)
                                                                         ------------       ------------

Net increase (decrease) in cash and cash equivalents                       1,927,000          (3,514,000)
Cash and cash equivalents, beginning                                         140,000           6,479,000
Cash and cash equivalents, end                                           $ 2,067,000         $ 2,965,000
                                                                         ============       ============

Supplemental Information:
Cash paid for interest                                                   $   123,000         $   163,000
                                                                         ============       ============
Issuance of common stock and warrants for equity in wholly owned
subsidiary                                                               $         0         $   300,000
                                                                         ============       ============

                WALNUT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PREPARATION.

         The accompanying consolidated financial statements as of March 31, 1999 are unaudited; however, in the opinion of the management of Walnut Financial Services, Inc., a Utah corporation (the "Company"), such statements include all adjustments (consisting of normal recurring accruals) necessary to present a fair statement of the information presented therein. The balance sheet at December 31, 1998 was derived from the audited financial statements at such date.

         Pursuant to accounting requirements of the Securities and Exchange Commission ("SEC") applicable to quarterly reports on Form 10-Q, the accompanying financial statements and these notes do not include all disclosures required by generally accepted accounting principles for audited financial statements. Accordingly, these statements should be read in conjunction with the Company's most recent audited financial statements included in its Form 10-K for the fiscal year ended December 31, 1998.

         Results of operations for interim periods are not necessarily indicative of those to be achieved for fiscal years.

         The Company has determined it is required to present its financial statements in accordance with generally accepted accounting principles and SEC regulations in the format applicable to investment companies, which generally means that investments are reported at fair market value rather than cost, including wholly-owed subsidiaries.

2.       ORGANIZATION.

         The Company is a closed-end management investment company, which elected on October 15, 1997 to be regulated as a Business Development Company ("BDC") under the Investment Company Act of 1940 (as amended, the "Investment Company Act"). As such, the Company, among other requirements, is required to invest at least 70% of its total assets in certain prescribed "Eligible Assets," which generally include securities of privately-held companies and cash items, government securities and high-quality short-term debt. As of March 31, 1999, the Company had three primary business focuses: (i) investing in start-up and early stage development companies; (ii) operating an investment vehicle that specializes in bridge financing to small to medium-sized companies; and (iii) providing accounts receivable factoring services to small and medium sized businesses. The Company engages in its investment business through its wholly-owned subsidiary, Walnut Capital Corp., a Delaware corporation ("Walnut Capital"), which was formed in 1980 for the purpose of operating as a Small Business Investment Company (an "SBIC") under the Small Business Investment Act of 1958 (as amended, the "SBIA") and is subject to regulations promulgated by the Small Business Administration (the "SBA") pursuant to the provisions of the SBIA. In the past, the Company also made investments through its wholly-owned subsidiary, Walnut Funds, Inc., a Delaware corporation ("Walnut Funds"), which has an ownership interest in and indirectly provides investment management services to Walnut Growth Partners Limited Partnership, an Illinois limited partnership ("Walnut Growth"), a $30 million investment fund. Walnut Growth did not make any investments in 1998, has not made any investments in 1999, and the Company does not expect Walnut Growth to make any future investments. The Company pursues its bridge financings through its wholly-owned subsidiary, Universal Bridge Fund, Inc., a Delaware corporation ("Universal Bridge"). Universal Bridge owns 50% of the outstanding general partnership interests and approximately 83% of the limited partnership interests of Universal Partners, L.P., an Illinois limited partnership ("UPLP"), which was established in 1994. The Company engages in its accounts receivable factoring service business through its two wholly-owned subsidiaries; Pacific Financial Services Corp., a Washington corporation ("Pacific Financial"), which was acquired in January 1998; and Inland Financial Corp., a Washington corporation ("Inland Financial") which was acquired in October 1998. The Company engaged in the human resources and quality assurance consulting business through its wholly-owned subsidiary, Walnut Consulting, Inc., a Delaware corporation ("Walnut Consulting"), during 1997 and 1998. The operations of Walnut Consulting were not significant to the revenues of the Company. Management anticipates that the Company may seek to cease to be a BDC upon the acquisition of additional operating businesses. However, the Company may not change the nature of its business so as to cease to be a BDC unless such change is approved by the Company's shareholders in accordance with the Investment Company Act. As a result of the technical nature of the Investment Company Act, the Company's wholly-owned subsidiaries, Walnut Capital, Walnut Funds and Universal Bridge, also have each elected to be regulated as a BDC. On September 28, 1997, the Company sold all of the outstanding stock of its wholly-owned subsidiary, NFS Services, Inc., a Delaware corporation ("NFS"), which performed consulting and asset recovery services.

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

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

         PRINCIPLES OF CONSOLIDATION. The financial statements of the Company include the accounts of the Company, Walnut Funds, Walnut Consulting and Universal Bridge. Investments in Pacific Financial and Inland Financial are recorded at costs which approximate fair market value. Intercompany transactions and balances have been eliminated in consolidation.

         NET INCOME (LOSS) PER SHARE. Net income (loss) per share is computed based on the weighted-average number of shares outstanding for each period. Common stock equivalents have been considered where they are not anti-dilutive. All share and per share amounts have been retroactively adjusted to account for the Reverse Stock Split.

4.       RELATED PARTY TRANSACTIONS.

         The Company and its subsidiaries retain a law firm at which a Company officer is of counsel. Payments of $43,000 were paid to such firm by the Company during the three months ended March 31, 1999 for reimbursement of expenses and legal services incurred. Such expenses and fees were incurred in connection with normal business activities and costs associated with the acquisition of Inland Financial and the Annual Meeting Proxy.

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

         In connection with the transaction through which the Company acquired Inland Financial, the Company borrowed $250,000 from each of two related parties. The Company issued to each entity a promissory note, which matures on October 13, 2001. The promissory notes bear interest at a rate of 15% per year payable quarterly.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         As previously indicated, the Company reports the results of its operations as an investment company rather than as an operating company. Because of such reporting, the Company's consolidated financial statements include the operating results only of the Company and Walnut Capital. For all subsidiaries other than Walnut Capital and Universal Bridge, the Company reports only the fair value of its investments therein as of the date of such information. The only operating activity of Universal Bridge is recording the change in fair value of its investment in UPLP.


         The Company separately discusses and analyzes the results of operations and the liquidity and capital resources of the Company (excluding Walnut Capital) and Walnut Capital. The Company is required by regulations promulgated by the SBA to separately present such information for Walnut Capital in its Annual Reports on Form 10-K and is utilizing the same reporting format in this Quarterly Report on Form 10-Q. The results of operations of the Company (excluding Walnut Capital) and Walnut Capital for a particular period in the aggregate represent the consolidated results of operations of the Company for such period before adjustments to reflect intercompany transfers and other adjustments all made in accordance with generally accepted accounting principles.

         Certain statements contained in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward-looking statements. These risks and uncertainties include the Company's entry into new commercial businesses, the risk of obtaining financing, and other risks described in the Company's filings with the SEC.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998.

         Results of Walnut Capital's Operations for the Three Months Ended March 31, 1999 and 1998. Walnut Capital had realized gain income of $4,020,000 for the three months ended March 31, 1999, compared to $953,000 for the three months ended March 31, 1998. The realized gains for the three months ended March 31, 1999 resulted predominately from the sale of shares of First Health Group, Inc. (formerly HealthCare COMPARE Corp.).

         Interest expense for the three months ended March 31, 1999 was $52,000 as compared to $121,000 for the same period in 1998. The decrease of $69,000 or 57% in interest expense is attributable to a repayment of $2,000,000 of the Walnut Debentures on June 1, 1998, and a reduction in margin payable to brokers. General and administrative expenses for the three months ended March 31, 1999 was $94,000 as compared to $93,000 for the three months ended March 31, 1998.

         Unrealized depreciation on investments before income tax for the three months ended March 31, 1999 was $3,982,000 as compared to $814,000 for the same period in 1998. The difference of $3,168,000 in unrealized depreciation is primarily the result of the recognition for the three months ended March 31, 1999 of amounts previously recorded as unrealized gains on investments before income tax attributable to First Health Group, Inc. securities.

         Results of the Operations of the Company (excluding Walnut Capital) for the Three Months Ended March 31, 1999 and 1998. The Company had interest income of $6,000 and general and administrative costs of $196,000 for the three months ended March 31, 1999 as compared to $19,000 and $211,000, respectively, for the three months ended March 31, 1998. The $15,000 decrease in general and administrative costs is due to the payment of less directors' fees. For the three months ended March 31, 1999, the unrealized depreciation attributable to the Company's wholly-owned subsidiary, Universal Bridge and its majority owned subsidiary, UPLP, was $15,000.

LIQUIDITY AND CAPITAL RESOURCES.

         Liquidity and Capital Resources of Walnut Capital. As part of the SBIC program, Walnut Capital has, from time to time, issued $12 million of debentures to the SBA (the "Walnut Debentures"), of which Walnut Debentures in the principal amount of $8 million were repaid prior to 1998. Additional Walnut Debentures in the principal amount of $2 million was repaid on June 1, 1998. Walnut Debentures in the principal amount of $2 million were outstanding as of March 31, 1999. Such Walnut Debentures were originally issued in September 1989, bear interest at a rate of 8.80% per annum and are due on September 1, 1999.

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

         Additionally, Walnut Capital reduced its broker margin account by $1.7 million and increased its cash and cash equivalents by $1.9 million. The source of funds were primarily from the sale of First Health Group, Inc. (formerly HealthCare COMPARE Corp.) securities, creating a realized capital gain of approximately $4 million in the first quarter of 1999. Walnut Capital has cash and a broker margin account available to repay the $2 million of Walnut Debentures due September 1, 1999.

         In 1998, the SBA issued a finding that Walnut Capital the Company had violated Section 107.700, by purchasing securities from a big business as defined in the SBA regulations. The Company believes the SBA is in error in its interpretation of this finding, by including shares held by employees of the seller as being affiliated with such seller. The SBA has also informed Walnut Capital that it is in violation of section 107.503(c) and 107.650 and valuation guidelines for SBICs. The Company disagrees with the SBA's interpretation of the requirements and the matter is being discussed with the SBA. The SBA also found Walnut Capital in violation of Section 107.825(e), purchase of securities from non-issuers. The Company believes this finding to be inconsistent with actions taken by the SBA in the past, and has entered into discussions with the SBA to clarify the issue. The SBA, if it finally determines that Walnut Capital did violate any of the foregoing regulations, may declare a default under the outstanding $2,000,000 of Walnut Debentures and accelerate the maturity for such Walnut Debentures from September 1, 1999 to the date of such acceleration. Further, Walnut Capital did not file its Form 468 timely for the year ended December 31, 1998. This report was due on March 31, 1999. Management believes that none of these findings will have material effect on Walnut Capital, or the Company as a whole, and believes that if the maturity of the Walnut Debentures is accelerated, it will have sufficient funds available from existing sources of liquidity to satisfy its repayment obligations.

         Liquidity and Capital Resources of the Company (excluding Walnut Capital). On August 31, 1995, the Company established a $4 million line of credit with American National Bank and Trust Company of Chicago ("ANB"). This line was replaced as of September 8, 1996 with a term loan of $2,850,000. A principal payment of $575,000 was made on March 31, 1997 and the balance was due on July 31, 1997. This loan was renewed and amended to provide quarterly principal payment of $250,000 commencing on December 31, 1997 with a maturity date of June 30, 1999. On December 31, 1998, this bank loan was further amended to require an immediate principal payment of $100,000 and quarterly principal payments thereafter and it has an amended maturity date of December 31, 1999. Following the principal payment required on such date, the loan had a principal balance of $925,000 on March 31, 1999. The interest rate associated with this loan is ANB's base rate plus 2% (10.5% as of March 31, 1999). Two Directors of the Company personally guarantee the loan.

         In April 1997, the Company received an unsecured loan from the Holding Company, a company for which Burton W. Kanter, a director of the Company, serves as President, in the amount of $400,000. The loan bears interest at 9.5%. The loan was to be repaid in four installments each following the end of each of the fiscal quarters of the Company in 1998 with the first installment to be paid on April 1, 1998. The first and second installments were paid on April 1, 1998 and July 1998, respectively. The third and fourth payment which were due on October 1, 1998 and January 1, 1999 had been deferred and the Company is allowed to delay further principal payments until the quarter ending June 30, 1999 provided that quarterly interest to be paid on the outstanding balance.

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

         The Company has paid no cash dividends since its inception and it is unlikely that any cash dividend will be paid in the future. The declaration in the future of any cash or stock dividends will be at the discretion of the Company's Board of Directors depending upon the earnings, capital requirements and financial position of the Company, general economic conditions and other pertinent factors. Unless otherwise approved by the SBA, Walnut Capital is prohibited from making any dividend or other cash advance to the Company. Inland Financial is prohibited from making any dividends to the Company without the consent of Inland Financial's lender under the terms of a revolving credit facility. Pacific Financial is prohibited from making any dividends to the Company without the consent of Pacific Financial's lender under the terms of a revolving credit facility.

INVESTMENT PORTFOLIO CHANGES.

         The sale of certain portfolio investments resulted in unrealized depreciation and realized gains during the three months ended March 31, 1999 as follows:

                                           Unrealized Appreciation
                                                (Depreciation)                  Realized Gain (Loss)
                                           -----------------------              --------------------
First Health Group
  (formerly HealthCare
   COMPARE Corp.)                                $(4,069,000)                         $4,020,000

The Company's equity investments that appreciated/(depreciated) in value during the three months ended March 31, 1999 were as follows:


                                                Unrealized Appreciation (Depreciation)
                                                --------------------------------------
I-Flow Corporation                                             $500,000
Mariner Post-Acute Network
  (formerly Paragon Health)                                    (346,000)
Logic Devices Inc.                                               52,000
HP America Inc.                                                 (67,000)
Others                                                          (52,000)

         There were unrealized losses of ($15,000) recorded in connection with Universal Bridge's partnership interest in UPLP.

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

         The Company has assessed the scope of its Year 2000 problems and remediated such problems for each of its internal computer software programs and its computer hardware. The Company spent no amounts to modify or replace its internal computer software program and its computer hardware, including to upgrade software and to modify maintenance agreements in the quarter ended March 31, 1999. Through March 31, 1999, it has spent $15,000 in aggregate for such upgrades and modifications. The Company does not believe that it has machinery with embedded computer technology or that it relies upon any supplier that is material to its business. Since it believes its assessment and remediation efforts have been completed, the Company has not developed any contingency plans in the event it or any of its subsidiaries experiences year 2000 problems and it does not expect to expend any material amounts on such remediation in the future. However, if the Company has failed to properly assess any of the year 2000 problems or failed to fully remedy any identified year 2000 problems of its computer hardware or computer software programs, the Company may be forced to spend more on such remediation in the future and the Company's operations may be adversely affected.

         Since the Company does not control its portfolio companies (other than wholly-owned subsidiaries which are accounted for as portfolio companies because the Company reports its financial results as an investment company), it has not attempted to dictate assessment, remediation or contingency planning for such companies, though Company representatives on the boards of directors of portfolio companies have participated in such boards' oversight of those companies' year 2000 efforts. Each portfolio company's year 2000 efforts are necessarily directed by such companies' management and boards of directors. Furthermore, the Company has invested in many private companies which are not obligated to inform the Company about their year 2000 efforts. If any portfolio company fails to timely assess or remediate its year 2000 problems, the value of the Company's investment in such portfolio company may be adversely impacted. The aggregate value of Company's portfolio could be materially adversely impacted if a number of portfolio companies experience year 2000 problems or significant costs to avoid or remediate such problems. The Company does not expect to know the impact of the year 2000 problem on the aggregate value of its portfolio until after January 1, 2000. None of the Company's computer systems are interrelated with those of any of its portfolio companies.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         The Company is not presently involved as plaintiff or defendant in any material legal actions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On January 20, 1999, the Company held an annual meeting of its stockholders. At this annual meeting, the Company's stockholders voted on and approved the following proposals.

Proposal 1:       Election of seven directors.

                                   FOR                   WITHHELD
Burton W. Kanter                1,804,986                147,026

Joel S. Kanter                  1,835,134                116,878

William F. Burge III            1,857,359                 94,653

Gene E. Burleson                1,857,359                 94,653

Earl Chapman                    1,846,097                105,916

Albert Morrison, Jr.            1,857,359                 94,653

Solomon A Weisgal               1,857,359                 94,653

Proposal 2.:      Ratification of the selection of Richard A. Eisner & Company,
                  LLP as the Company's independent auditors.

                  FOR                   AGAINST                   ABSTAIN
                   1,904,591             25,322                    22,099

Proposal 3:       Authorization and approval of the Amendment to the Company's
                  Articles of Incorporation to effect a single reverse stock split of the Company's Common Stock, such that each of a whole number of not less than three nor more than six issued and outstanding shares of Common Stock are converted into one share of common stock of the Company, subject to the discretion of the Board of Directors to select a whole number within such range and to determine whether to file such Amendment and to effect such a reverse stock split.

                  FOR                      AGAINST                   ABSTAIN
                   1,861,218                49,692                    41,103

A quorum consists of 51% of the issued and outstanding shares of Common Stock. There was a quorum for all three proposals.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibit 27 - Financial Data Schedule

         (b) The Company filed a Current Report on Form 8-K dated January 22, 1999 describing the Reverse Stock Split.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    May 14, 1999                  WALNUT FINANCIAL SERVICES, INC.
                                       (Registrant)


                                       /s/ Joel S. Kanter
                                       -----------------------------------------
                                       Joel S. Kanter
                                       President (Principal Executive Officer)


Date:    May 14, 1999                  /s/ Robert F. Mauer
                                       -----------------------------------------
                                       Robert F. Mauer
                                       Treasurer (Principal Financial and
                                       Accounting Officer)

                                  EXHIBIT INDEX


3.1 Articles of Incorporation of Walnut Financial Services, Inc., as amended. [3.1](1)

3.2    Bylaws of Walnut Financial Services, Inc. [3.2](2)

10.1   The Walnut Capital Corporation 1987 Stock Option Plan. [10.6](2)

10.2   The NFS Services, Inc. 1989 Incentive Stock Option Plan. [10.7](2)

10.3 The NFS Services, Inc. (Utah) 1994 Incentive Stock Option Plan, as amended. [10.8](3)

10.4 Agency Agreement dated October 10, 1997 between Walnut Financial Services, Inc. and Walsh Manning Securities, LLC. [10.9](4)

10.5 Stock Purchase Agreement dated January 2, 1997 between Jeffrey B. Pyatt, Paul J. Zeman, Thomas Maurice, Walnut Financial Services, Inc. and Pacific Financial Services Corp. [10.10](3)

27.1   Financial Data Schedule.

99.1 Class A Warrant Agreement dated October 15, 1997 between Walnut Financial Services, Inc. and Corporate Stock Transfer, Inc. [99.1](4)

99.2 Registration Rights Agreement dated December 18, 1997 between Walnut Financial Services, Inc., various purchasers of stock and warrants and Walsh Manning Securities, LLC. [99.2](4)

---------------

[ ] Exhibits so marked have been previously filed with the SEC as exhibits to the filings shown below under the exhibit numbers indicated following the respective document description and are incorporated herein by reference.

(1) Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(2) Previously filed as an Exhibit to the initial filing of the Registrant's Registration Statement on Form 10 dated May 10, 1995 as filed with the SEC on May 11, 1995.

(3) Previously filed as Exhibit B to the 1997 Proxy Statement of Walnut Financial Services, Inc. filed with the SEC on October 30, 1997.

(4) Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.