Form 10-Q
period 1999-06-30
WALNUT FINANCIAL SERVICES INC
filed 1999-08-16
CIK 942378

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

         [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1999 or
                                                -------------

         [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to __________

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

         As of August 13, 1999, the Registrant had 3,350,533 shares of common stock, $.01 par value per share, issued and outstanding.

                WALNUT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                                  JUNE 30, 1999

                                                                                      Page Number
                                                                                      -----------
                     Part I - Financial Information

Item 1.       Financial Statements

Consolidated Statements of Assets and Liabilities as of June 30, 1999
and December 31, 1998                                                                       3

Investments in Securities as of June 30, 1999                                               4

Consolidated Statements of Operations for the Six Months and Three
Months ended June 30, 1999 and 1998                                                         5

Consolidated Statements of Changes in Net Assets for the Six Months
ended June 30, 1999 and 1998                                                                6

Consolidated Statements of Cash Flows for the Six Months ended June 30,
1999 and 1998                                                                               7

Notes to Consolidated Financial Statements                                                  8

Item 2.       Management's Discussion and Analysis of Financial
Condition and Results of Operations                                                        10

                       Part II - Other Information

Item 1.       Legal Proceedings                                                            16

Item 5.       Other Information                                                            16

Item 6.       Exhibits Required by Item 601 and Reports on Form 8-K                        16

Signatures                                                                                 17

Exhibits                                                                                   18

Exhibit 27.1


ITEM 1.  FINANCIAL STATEMENTS

                WALNUT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES


                                                                                  JUNE 30,
                                                                                    1999          DECEMBER 31,
                                                                                 (UNAUDITED)        1998
                                                                                 ------------    -------------
Assets:
Investments at Market or Fair Value:
     Marketable equity securities (cost of $1,049,000 in 1999 and
     $1,080,000 in 1998 )                                                        $  1,173,000    $  5,132,000
     Non-marketable equity securities (cost of $13,483,000 in 1999
     and $13,483,000 in 1998)                                                       7,499,000       7,287,000
     Non-marketable debt securities (cost of $1,413,000 in 1999
     and $1,418,000 in 1998)                                                          723,000         723,000
     Partnership Interests (Cost of $1,762,000 in 1999 and
     $1,762,000 in 1998)                                                            1,829,000       1,894,000
                                                                                 ------------    ------------
       Total portfolio securities                                                  11,224,000      15,036,000

Cash and cash equivalents                                                           1,559,000         140,000
Other assets                                                                          282,000         146,000
                                                                                 ------------    ------------
       Total assets                                                                13,065,000      15,322,000

Liabilities:
     Margin payable to brokers                                                              0       1,692,000
     Notes payable to banks                                                           825,000       1,025,000
     Notes payable to related parties                                                 700,000         700,000
     Accounts payable, accrued expenses and other current liabilities                 667,000         600,000
     Accrued officer's compensation                                                   350,000         300,000
     Debentures payable                                                             2,000,000       2,000,000
                                                                                 ------------    ------------
       Net assets                                                                $  8,523,000    $  9,005,000
                                                                                 ============    ============

Preferred stock, no stated value, 1,000,000 shares authorized, no shares issued

Common stock, $.01 par value, 50,000,000 shares authorized,
3,350,533 and 3,301,863 issued and outstanding                                   $    198,000    $    198,000

Additional paid in capital                                                         19,137,000      19,137,000

Accumulated deficit:

     Net investment loss                                                          (15,017,000)    (14,293,000)
     Net realized gain on investment                                               13,650,000       9,628,000
     Net unrealized depreciation of investments                                    (9,445,000)     (5,665,000)
                                                                                 ------------    ------------

       Net assets applicable to outstanding common shares (equivalent to $2.54 and $2.73 per share based on 3,350,533 and 3,301,863 outstanding common
       shares at June 30, 1999 and December 31, 1998, respectively)              $  8,523,000    $  9,005,000
                                                                                 ============    ============

                         WALNUT FINANCIAL SERVICES, INC.
                            INVESTMENTS IN SECURITIES
                                  JUNE 30, 1999
                                   (UNAUDITED)

                                                              SHARES         VALUE
                                                              ------         -----
Common and Preferred Stocks -

Healthcare - 19%
   American Psych Systems, Inc.                               122,950   $   150,000
   Greystone Medical Group, Inc.                              200,000        40,000
   HP America Inc.                                             66,667             0
   I-Flow Corporation                                         300,000     1,100,000
   Ivonyx Group Services, Inc.                                100,000       100,000
   Mariner Post-Acute Network (formerly Paragon Health)       140,757        73,000
   Med Images, Inc.                                           241,530       454,000
   MHM Services, Inc.                                         131,955        66,000
   Rainbow Medical, Inc.                                       25,000        50,000
   Sovereign Medical Acquisition Corp. -Common                  4,000        24,000
   Sovereign Medical Acquisition Corp. -Units                   3,333        20,000
                                                                        -----------
                                                                          2,077,000
                                                                        -----------

High technology - 5%
   Logic Devices Incorporated                                  45,000       170,000
   Madison Info. Tech - Preferred A                            60,000       150,000
   Madison Info. Tech - Preferred B                            60,000       150,000
   Thermo Information Solutions, Inc.                          10,000        90,000
   J.L. Wickham Co., Inc. -Common                             250,696             0
   J.L. Wickham Co., Inc. -Preferred                          281,788             0
                                                                        -----------
                                                                            560,000
                                                                        -----------

Communications - 9%
   International Business Network                              70,000       105,000
   Trans Global Services, Inc.                                 83,839        75,000
   Vision III Imaging, Inc.                                    10,835       867,000
                                                                        -----------
                                                                          1,047,000
                                                                        -----------

Biotechnology - 6%
   BioHorizons Implant Systems, Inc.                          193,934       300,000
   Metatech Corp.                                              14,817             0
   Optiva Corporation                                          40,000       250,000
   Osteoimplant Technology, Inc.                               80,000         1,000
   Vaxgen, Inc.                                                11,400        80,000
                                                                        -----------
                                                                            631,000
                                                                        -----------

Environmental - 0%
   Clean America Corp.                                         59,375             0
   Inorganic Recycling, Inc.                                   10,000             0
                                                                        -----------
                                                                                  0
                                                                        -----------

Finance - 32%
   Inland Financial Corp. (wholly-owned subsidiary)               100     1,328,000
   Pacific Financial Services, Inc. (wholly-owned subsidiary)     300     2,212,000
                                                                        -----------
                                                                          3,540,000
                                                                        -----------

Other - 7%
   Automotive Performance Group                                50,000       100,000
   Linter's, Inc.                                              42,784        75,000
   ESynch Corp. (formerly SoftKat, Inc.) - Common              36,585       120,000
   ESynch Corp. (formerly SoftKat, Inc.) - Preferred          120,000       123,000
   VINnet Holdings, Inc. - Common                              25,000       125,000
   VINnet Holdings, Inc. - Preferred A                            180       180,000
   VINnet Holdings, Inc. - Preferred B                         37,643        94,000
                                                                        -----------
                                                                            817,000
                                                                        -----------

 Total common and preferred stocks (cost $14,532,000)                     8,672,000


Debt securities - 6%
   Inland Financial (wholly-owned subsidiary)                               500,000
   Pacific Financial (wholly-owned subsidiary)                              200,000
   TCOM Services, Inc.                                                            0
   VINnet Holding, Inc.                                                      23,000
                                                                        -----------
     Total debt securities (cost $1,413,000)                                723,000
                                                                        -----------

Partnership interests - 16%
   Universal Partners, L.P. (majority-owned subsidiary)                   1,829,000

     Total partnership interests (cost $1,762,000)                        1,829,000
                                                                        -----------

     Total - 100% (cost $17,707,000)                                    $11,224,000
                                                                        ===========

                WALNUT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                FOR THE SIX MONTHS ENDED      FOR THE THREE MONTHS ENDED
                                                       JUNE 30,                        JUNE 30,
                                                --------------------------    --------------------------
                                                    1999           1998           1999           1998
                                                -----------    -----------    -----------    -----------
Investment Income:
   Interest Income                                   44,000         67,000         18,000         33,000
   Dividend Income                                        0          3,000              0          3,000
                                                -----------    -----------    -----------    -----------
 Total income                                        44,000         70,000         18,000         36,000

Expenses:
   Interest expense                                 150,000        307,000         39,000        130,000
   General and administrative                       618,000        668,000        328,000        364,000
                                                -----------    -----------    -----------    -----------
 Net investment (loss) before taxes                (724,000)      (905,000)      (349,000)      (458,000)
 Income tax benefit                                       0        362,000              0        183,000
                                                -----------    -----------    -----------    -----------
 Net investment (loss)                             (724,000)      (543,000)      (349,000)      (275,000)
                                                -----------    -----------    -----------    -----------
Realized and unrealized gains on investments:
   Realized gain on sale of investments
   before income tax                              4,022,000      1,168,000          2,000        209,000
   Income tax provision                                   0       (467,000)             0        (83,000)
                                                -----------    -----------    -----------    -----------
   Net realized gain on sale of investments
                                                  4,022,000        701,000          2,000        126,000
                                                -----------    -----------    -----------    -----------
   Unrealized (depreciation) on
   investments before income tax                 (3,780,000)    (1,805,000)       217,000       (877,000)
   Income tax benefit                                     0        722,000              0        351,000
                                                -----------    -----------    -----------    -----------
   Net unrealized (depreciation) on
      investments                                (3,780,000)    (1,083,000)       217,000       (526,000)
                                                -----------    -----------    -----------    -----------
   Net realized and unrealized gains
      (losses) on investments                       242,000       (382,000)       219,000       (400,000)
                                                -----------    -----------    -----------    -----------
   Net increase (decrease) in net assets
      resulting from operations                 $  (482,000)   $  (925,000)   $  (130,000)   $  (675,000)
                                                ===========    ===========    ===========    ===========

   Loss per share - basic and diluted           $     (0.14)   $     (0.29)   $     (0.04)   $     (0.21)
                                                ===========    ===========    ===========    ===========

   Weighted average shares outstanding            3,350,533      3,141,971      3,350,533      3,148,471
                                                ===========    ===========    ===========    ===========

                WALNUT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
                                   (UNAUDITED)


                                                                      FOR THE SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                   ------------------------------
                                                                        1999            1998
                                                                   -------------   --------------
Decrease in net assets resulting from operations:

  Net investment loss                                               $   (724,000)   $   (543,000)
  Net realized gains on investments                                    4,022,000         701,000
  Net unrealized depreciation on investments                          (3,780,000)     (1,083,000)
                                                                    ------------    ------------
                                                                        (482,000)       (925,000)
                                                                    ------------    ------------

Increase in net assets resulting from capital share transactions:

  Issuance of 39,022 shares of common stock for Pacific Financial
    Services, Inc.                                                             0         300,000
   Expenditures attributable to issuance of common stock                       0         (74,000)
                                                                    ------------    ------------
                                                                               0         226,000

Total increase (decrease) in net assets                                 (482,000)       (699,000)
                                                                    ------------    ------------

Net assets at beginning of period                                      9,005,000      16,674,000
                                                                    ------------    ------------

Net assets at end of period                                         $  8,523,000    $ 15,975,000
                                                                    ============    ============


                WALNUT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                     FOR THE SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                    ----------------------------
                                                                        1999            1998
                                                                    ------------    ------------
Cash flows from operating activities:
   Net decrease in net assets resulting from operations              $  (482,000)   $  (925,000)
   Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
      Net unrealized depreciation of investments                       3,780,000      1,805,000
      Net realized gain on investments                                (4,022,000)    (1,168,000)
      Change in net deferred tax liability                                     0       (703,000)
      Changes in assets and liabilities:
         Other assets                                                   (136,000)       (86,000)
         Other liabilities                                               117,000       (180,000)
                                                                     -----------    -----------
            Net cash used in operating activities                       (743,000)    (1,257,000)
                                                                     -----------    -----------

Cash flows from investing activities:
   Purchases of common stock, healthcare                                       0       (140,000)
   Purchases of common stock, high tech                                        0       (300,000)
   Purchases of common stock, bio tech                                         0       (300,000)
   Purchases of common stock, communications                                   0       (125,000)
   Purchase of equity and debt securities, wholly-owned subsidiary             0     (2,159,000)
   Proceeds from sale of general partnership interest                          0        122,000
   Proceeds from sale of common stock, healthcare                      4,031,000      1,914,000
   Proceeds from sale of common stock, high tech                          23,000         22,000
   Proceeds from sale of common stock, other                                   0         53,000
   Expenditures attributable to issuance of common stock                       0        (75,000)
   Collections from debt securities                                            0        200,000
                                                                     -----------    -----------
            Net cash provided by investing activities                  4,054,000       (788,000)
                                                                     -----------    -----------

Cash flows from financing activities:
   Borrowings (repayments) of short term debt                           (200,000)      (674,000)
   Borrowings from (repayments to) related parties                             0       (100,000)
   Increase (decrease) in margin accounts                             (1,692,000)    (1,419,000)
   Repayments of long term debt                                                0     (2,000,000)
                                                                     -----------    -----------
            Net cash (used in) provided by financing activities       (1,892,000)    (4,193,000)
                                                                     -----------    -----------

Net increase (decrease) in cash and cash equivalents                   1,419,000     (6,238,000)
Cash and cash equivalents, beginning                                     140,000      6,479,000
                                                                     ===========    ===========
Cash and cash equivalents, end                                       $ 1,559,000    $   241,000
                                                                     ===========    ===========

Supplemental Information:
Cash paid for interest                                               $   148,000    $   307,000
                                                                     ===========    ===========
Issuance of common stock and warrants for equity in wholly owned
subsidiary                                                           $         0    $   300,000
                                                                     ===========    ===========


                WALNUT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PREPARATION.

         The accompanying consolidated financial statements as of June 30, 1999 are unaudited; however, in the opinion of the management of Walnut Financial Services, Inc., a Utah corporation (the "Company"), such statements include all adjustments (consisting of normal recurring accruals) necessary to present a fair statement of the information presented therein. The balance sheet at December 31, 1998 was derived from the audited financial statements at such date.

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

2.       ORGANIZATION.

         The Company is a closed-end management investment company, which elected on October 15, 1997 to be regulated as a Business Development Company ("BDC") under the Investment Company Act of 1940 (as amended, the "Investment Company Act"). As such, the Company, among other requirements, is required to invest at least 70% of its total assets in certain prescribed "Eligible Assets," which generally include securities of privately-held companies and cash items, government securities and high-quality short-term debt. As of June 30, 1999, the Company had three primary business focuses: (i) investing in start-up and early stage development companies; (ii) operating an investment vehicle that specializes in bridge financing to small- to medium-sized companies; and (iii) providing accounts receivable factoring services to small- and medium-sized businesses. The Company engages in its investment business through its wholly-owned subsidiary, Walnut Capital Corp., a Delaware corporation ("Walnut Capital"), which was formed in 1980 for the purpose of operating as a Small Business Investment Company (an "SBIC") under the Small Business Investment Act of 1958 (as amended, the "SBIA") and is subject to regulations promulgated by the Small Business Administration (the "SBA") pursuant to the provisions of the SBIA. In the past, the Company also made investments through its wholly-owned subsidiary, Walnut Funds, Inc., a Delaware corporation ("Walnut Funds"), which has an ownership interest in and indirectly provides investment management services to Walnut Growth Partners Limited Partnership, an Illinois limited partnership ("Walnut Growth"), a $30 million investment fund. Walnut Growth did not make any investments in 1998, has not made any investments in 1999, and the Company does not expect Walnut Growth to make any future investments. The Company pursues its bridge financings through its wholly-owned subsidiary, Universal Bridge Fund, Inc., a Delaware corporation ("Universal Bridge"). Universal Bridge owns 50% of the outstanding general partnership interests and approximately 83% of the limited partnership interests of Universal Partners, L.P., an Illinois limited partnership ("UPLP"), which was established in 1994.

The Company engages in its accounts receivable factoring service business through its two wholly-owned subsidiaries; Pacific Financial Services Corp., a Washington corporation ("Pacific Financial"), which was acquired in January 1998, and Inland Financial Corp., a Washington corporation ("Inland Financial") which was acquired in October 1998. The Company engaged in the human resources and quality assurance consulting business through its wholly-owned subsidiary, Walnut Consulting, Inc., a Delaware corporation ("Walnut Consulting"), during 1997 and 1998. The operations of Walnut Consulting were not significant to the revenues of the Company. As a result of the technical nature of the Investment Company Act, the Company's wholly-owned subsidiaries, Walnut Capital, Walnut Funds and Universal Bridge, also have each elected to be regulated as a BDC. On September 28, 1997, the Company sold all of the outstanding stock of its wholly-owned subsidiary, NFS Services, Inc., a Delaware corporation ("NFS"), which performed consulting and asset recovery services.

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

4.       RELATED PARTY TRANSACTIONS.

         The Company and its subsidiaries retain a law firm at which a Company officer is of counsel. Payments of $82,000 were paid to such firm by the Company during the six months ended June 30, 1999 for reimbursement of expenses and legal services incurred. Such expenses and fees were incurred in connection with normal business activities and costs associated with the Annual Meeting Proxy Statement and the Reverse Stock Split.

         In April 1997, the Company received an unsecured loan from a related party in the amount of $400,000. Such loan bears interest at 9.5% per annum. The loan was to be repaid in four quarterly installments commencing March 31, 1998. The first and second installments were paid on April 1, 1998 and July 1998, respectively. The third and forth payments which were due on October 1, 1998 and January 1, 1999 respectively have been deferred and the Company is allowed to defer further principal payments provided that quarterly interest is paid on the outstanding balance.

         In connection with the transaction through which the Company acquired Inland Financial, Inland Financial borrowed $293,000 from two related parties. The Company issued to each entity a promissory note, which matures on October 19, 1999. The promissory notes bear interest at a rate of 16% per year payable quarterly.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         As previously indicated, the Company reports the results of its operations as an investment company rather than as an operating company. Because of such reporting, the Company's consolidated financial statements include the operating results only of the Company, Walnut Capital and Universal Bridge. For all subsidiaries other than Walnut Capital and Universal Bridge, the Company reports only the fair value of its investments therein as of the date of such information. The only operating activity of Universal Bridge is recording the change in fair value of its investment in UPLP.


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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998.

         Results of Walnut Capital's Operations for the Six Months Ended June 30, 1999 and 1998. Walnut Capital had realized gain income of $4,022,000 for the six months ended June 30, 1999, compared to $1,126,000 for the six months ended June 30, 1998. The realized gains for the six months ended June 30, 1999 resulted predominately from the sale of shares of First Health Group, Inc. (formerly HealthCare COMPARE Corp.) and Multimedia Games, Inc.

         Interest expense for the six months ended June 30, 1999 was $101,000 as compared to $209,000 for the same period in 1998. The decrease of $108,000 or 52% in interest expense is attributable to a repayment of $2,000,000 of debentures to the SBA (the "Walnut Debentures") on June 1, 1998, and a reduction in margin payable to brokers. General and administrative expenses for the six months ended June 30, 1999 was $336,000 as compared to $325,000 for the six months ended June 30, 1998.

         Unrealized depreciation on investments before income tax for the six months ended June 30, 1999 was $3,715,000 as compared to $1,442,000 for the same period in 1998. The difference of $2,273,000 in unrealized depreciation is primarily the result of the recognition for the six months ended June 30, 1999 of amounts previously recorded as unrealized gains on investments before income tax attributable to First Health Group, Inc.
securities.

         Results of the Operations of the Company (excluding Walnut Capital) for the Six Months Ended June 30, 1999 and 1998. The Company had interest income of $60,000 and general and administrative costs of $407,000 for the six months ended June 30, 1999 as compared to $35,000 and $468,000, respectively, for the six months ended June 30, 1998. The $61,000 decrease in general and administrative costs is due to the payment of less directors' fees and legal fees. For the six months ended June 30, 1999, the unrealized depreciation attributable to the Company's wholly-owned subsidiary, Universal Bridge and its majority owned subsidiary, UPLP, was $65,000.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998.

         Results of Walnut Capital's Operations for the Three Months Ended June 30, 1999 and 1998. Walnut Capital had realized gain income of $2,000 for the three months ended June 30, 1999, compared to $172,000 for the three months ended June 30, 1998. The realized gains for the three months ended June 30, 1999 resulted predominately from the sale of shares of Multimedia Games, Inc.

         Interest expense for the three months ended June 30, 1999 was $49,000 as compared to $88,000 for the same period in 1998. The decrease of $39,000 or 44% in interest expense is attributable to a repayment of $2,000,000 of the Walnut Debentures on June 1, 1998, and a reduction in margin payable to brokers. General and administrative expenses for the three months ended June 30, 1999 was $179,000 as compared to $170,000 for the three months ended June 30, 1998.

         Unrealized appreciation on investments before income tax for the three months ended June 30, 1999 was $267,000 as compared to $628,000 unrealized depreciation on investments for the same period in 1998. The difference of $895,000 in unrealized appreciation is primarily the result of the appreciation in value of I-Flow Corp.'s stock in 1999 and the depreciation in value of Paragon Health and I-Flow stock in 1998.

         Results of the Operations of the Company (excluding Walnut Capital) for the Three Months Ended June 30, 1999 and 1998. The Company had interest income of $19,000 and general and administrative costs of $211,000 for the three months ended June 30, 1999 as compared to $16,000 and $257,000, respectively, for the three months ended June 30, 1998. The $46,000 decrease in general and administrative costs is due to a decrease in legal fees. For the three months ended June 30, 1999, the unrealized depreciation attributable to the Company's wholly-owned subsidiary, Universal Bridge and its majority owned subsidiary, UPLP, was $50,000.

LIQUIDITY AND CAPITAL RESOURCES.

         Liquidity and Capital Resources of Walnut Capital. As part of the SBIC program, Walnut Capital has, from time to time, issued $12 million of Walnut Debentures, of which Walnut Debentures in the principal amount of $8 million were repaid prior to 1998. Additional Walnut Debentures in the principal amount of $2 million was repaid on June 1, 1998. Walnut Debentures in the principal amount of $2 million were outstanding as of June 30, 1999. Such Walnut Debentures were originally issued in September 1989, bear interest at a rate of 8.80% per annum and are due on September 1, 1999.

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

         Additionally, Walnut Capital reduced its broker margin account by $1.7 million and increased its cash and cash equivalents by $1.4 million in the first quarter of 1999. The source of funds were primarily from the sale of First Health Group, Inc. (formerly HealthCare COMPARE Corp.) securities, creating a realized capital gain of approximately $4 million in the first quarter of 1999. Walnut Capital has cash and a broker margin account available to repay the $2 million of Walnut Debentures due September 1, 1999.

         In 1998, the SBA issued a finding that Walnut Capital the Company had violated Section 107.700, by purchasing securities from a big business as defined in the SBA regulations. The Company believes the SBA is in error in its interpretation of this finding, by including shares held by employees of the seller as being affiliated with such seller. The SBA has also informed Walnut Capital that it is in violation of section 107.503(c) and 107.650 and valuation guidelines for SBICs. The Company disagrees with the SBA's interpretation of the requirements and the matter is being discussed with the SBA. The SBA also found Walnut Capital in violation of Section 107.825(e), purchase of securities from non-issuers. The Company believes this finding to be inconsistent with actions taken by the SBA in the past, and has entered into discussions with the SBA to clarify the issue. The SBA, if it finally determines that Walnut Capital did violate any of the foregoing regulations, may declare a default under the outstanding $2,000,000 of Walnut Debentures and accelerate the maturity for such Walnut Debentures from September 1, 1999 to the date of such acceleration. Further, Walnut Capital has not filed its Form 468 for the year ended December 31, 1998. This report was due on March 31, 1999. Management believes that none of these findings will have material effect on Walnut Capital, or the Company as a whole, and believes that if the maturity of the Walnut Debentures is accelerated, it will have sufficient funds available from existing sources of liquidity to satisfy its repayment obligations.

         In April 1997, Walnut Capital received an unsecured loan from The Holding Company ("THC"), a company for which Burton W. Kanter, a director of the Company, serves as President, in the amount of $400,000. The loan bears interest at 9.5%. The loan was to be repaid in four installments each following the end of each of the fiscal quarters of the Company in 1998 with the first installment to be paid on April 1, 1998. The first and second installments were paid on April 1, 1998 and July 1998, respectively. The third and fourth payment which were due on October 1, 1998 and January 1, 1999 had been deferred and the Company is allowed to delay further principal payments provided that quarterly interest to be paid on the outstanding balance. The Company has been current in all of its interest payment to THC, and this loan has a principal balance of $200,000 as of June 30, 1999.

         Liquidity and Capital Resources of the Company (excluding Walnut Capital). On August 31, 1995, the Company established a $4 million line of credit with American National Bank and Trust Company of Chicago ("ANB"). This line was replaced as of September 8, 1996 with a term loan of $2,850,000. A principal payment of $575,000 was made on March 31, 1997 and the balance was due on July 31, 1997. This loan was renewed and amended to provide quarterly principal payments of $250,000 commencing on December 31, 1997 with a maturity date of June 30, 1999. On December 31, 1998, this bank loan was further amended to require an immediate principal payment of $100,000 and quarterly principal payments thereafter and it has an amended maturity date of December 31, 1999. Following the principal payment required on such date, the loan had a principal balance of $825,000 on June 30, 1999. The interest rate associated with this loan is ANB's base rate plus 2% (10.5% as of June 30, 1999). Two Directors of the Company personally guarantee the loan.

         In connection with the transaction through which the Company acquired Inland Financial, Inland Finnacial borrowed $250,000 from the Kanter Family Foundation, an entity affiliated with the Company, and $43,000 from Windy City, Inc., an entity affiliated with the Company, in October 1998. The Company issued to each entity a promissory note, which matures on October 19, 1999. The promissory notes bear interest at a rate of 16% per year, which is payable quarterly. These loans are unsecured.

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

INVESTMENT PORTFOLIO CHANGES.

         The sale of certain portfolio investments resulted in unrealized depreciation and realized gains during the six months ended June 30, 1999 as follows:

                              Unrealized Appreciation
                                   (Depreciation)         Realized Gain (Loss)
                                   --------------         --------------------

First Health Group
  (formerly HealthCare
   COMPARE Corp.)                   $(4,069,000)              $4,020,000
Multimedia Games, Inc.                   (2,000)                   2,000


The Company's equity investments that appreciated/(depreciated) in value during the six months ended June 30, 1999 were as follows:

                                         Unrealized Appreciation (Depreciation)
                                         --------------------------------------

I-Flow Corporation                                    $738,000
Mariner Post-Acute Network
  (formerly Paragon Health)                           (598,000)
Optiva Corp.                                           188,000
Logic Devices Inc.                                      94,000
ESynch Corp. (formerly SoftKat, Inc.)                   80,000
Trans Global Services, Inc.                            (61,000)
HP America Inc.                                        (67,000)
Others                                                 (18,000)

         There were unrealized losses of ($65,000) recorded in connection with Universal Bridge's partnership interest in UPLP.

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

         The Company has assessed the scope of its Year 2000 problems and remediated such problems for each of its internal computer software programs and its computer hardware. The Company spent no amounts to modify or replace its internal computer software program and its computer hardware, including to upgrade software and to modify maintenance agreements in the quarter ended June 30, 1999. Through June 30, 1999, it has spent $15,000 in aggregate for such upgrades and modifications.

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

ITEM 5.  OTHER INFORMATION

         On August 5, 1999, the Company entered into an Agreement and Plans of Merger (the "Merger Agreement") with THCG, Inc., a Delaware corporation and a wholly-owned subsidiary of Walnut ("THCG"), Tower Hill Acquisition Corp., a New York corporation and a wholly-owned subsidiary of THCG ("Newco"), and Tower Hill Securities, Inc., a New York corporation ("Tower Hill"). Pursuant to the Merger Agreement, the Company shall merge with and into THCG, with THCG continuing as the surviving corporation, and, immediately thereafter, Tower Hill shall merge with and into Newco, with Tower Hill continuing as the surviving corporation and a wholly-owned subsidiary of THCG (collectively, the "Mergers").

         The Merger Agreement and the transactions contemplated thereby will be submitted to a vote of the Company's stockholders. In addition to the approval by Company stockholders, consummation of the Mergers will be subject to the satisfaction of numerous additional conditions, including, without limitation,
(i) the deregistration of the Company and certain of its subsidiaries as BDCs under the Investment Company Act, (ii) the completion by the Company of a private placement of at least 1,500,000 and up to 3,000,000 shares of its common stock at $2.00 per share, and (iii) the conversion of certain debts or accrued liabilities of the Company or its subsidiaries into either cash or common stock of the Company valued at $2.00 per share.

         The Merger Agreement may be terminated by either the Company or Tower Hill if the Mergers have not been consummated by December 31, 1999, or in certain other cases, as more fully described in the Merger Agreement.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibit 27 - Financial Data Schedule
         (b) No Current Reports on Form 8-K have been filed during the quarter for which this Quarterly Report on Form 10-Q is being filed.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 WALNUT FINANCIAL SERVICES, INC.
                                 (Registrant)

Date:  August 13, 1999           /s/ Joel S. Kanter
                                 ----------------------------------------------
                                 Joel S. Kanter
                                 President (Principal Executive Officer)


Date:  August  13, 1999          /s/ Robert F. Mauer
                                 ----------------------------------------------
                                 Robert F. Mauer
                                 Treasurer (Principal Financial and Accounting
                                 Officer)

                                  EXHIBIT INDEX

2.1 Agreement and Plans of Merger dated as of August 5, 1999 by and between Walnut Financial Services, Inc. and THCG, Inc. and by and among THCG, Inc., Tower Hill Acquisition Corp. and Tower Hill Securities, Inc. [2.1](1)
3.1 Articles of Incorporation of Walnut Financial Services, Inc., as amended. [3.1](2)
3.2      Bylaws of Walnut Financial Services, Inc. [3.2](3)
10.1     The Walnut Capital Corporation 1987 Stock Option Plan. [10.6](3)
10.2     The NFS Services, Inc. 1989 Incentive Stock Option Plan. [10.7](3)
10.3 The NFS Services, Inc. (Utah) 1994 Incentive Stock Option Plan, as amended. [10.8](4)
10.4 Agency Agreement dated October 10, 1997 between Walnut Financial Services, Inc. and Walsh Manning Securities, LLC. [10.9](5)
10.5 Stock Purchase Agreement dated January 2, 1997 between Jeffrey B. Pyatt, Paul J. Zeman, Thomas Maurice, Walnut Financial Services, Inc. and Pacific Financial Services Corp. [10.10](4)
27.1     Financial Data Schedule.
99.1 Class A Warrant Agreement dated October 15, 1997 between Walnut Financial Services, Inc. and Corporate Stock Transfer, Inc. [99.1](5)
99.2 Registration Rights Agreement dated December 18, 1997 between Walnut Financial Services, Inc., various purchasers of stock and warrants and Walsh Manning Securities, LLC. [99.2](5)

-------------------------
[  ]     Exhibits so marked have been previously filed with the SEC as exhibits to the filings shown below under the exhibit numbers indicated following the respective document description and are incorporated herein by reference.
(1) Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K dated August 5, 1999 and filed with the SEC August 6, 1999.
(2) Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
(3) Previously filed as an Exhibit to the initial filing of the Registrant's Registration Statement on Form 10 dated May 10, 1995 as filed with the SEC on May 11, 1995.
(4) Previously filed as Exhibit B to the 1997 Proxy Statement of Walnut Financial Services, Inc. filed with the SEC on October 30, 1997.
(5) Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.