Form 10-Q
period 1999-09-30
WALNUT FINANCIAL SERVICES INC
filed 1999-10-29
CIK 942378

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended     September 30, 1999                 or
                                     ---------------------------------------

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                     to
                                      -------------------    ------------------

                  Commission file numbers 0-26072 and 814-00157
                                          ---------------------

                         Walnut Financial Services, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                     Utah                                     87-0415597
------------------------------------------------      --------------------------
       (State or Other Jurisdiction of                     (I.R.S. Employer
        Incorporation or Organization)                    Identification No.)

         8000 Towers Crescent Drive, Suite 1070
                      Vienna, Virginia                              22182
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

         As of October 29, 1999, the Registrant had 3,350,533 shares of common stock, $.01 par value per share, issued and outstanding.

                WALNUT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                               SEPTEMBER 30, 1999

                                                                                                        Page Number
                                                                                                        -----------

                      Part I - Financial Information

Item 1.  Financial Statements                                                                                 3

Consolidated Statements of Assets and Liabilities as of September 30,                                         3
1999 and December 31, 1998

Investments in Securities as of September 30, 1999                                                            4

Consolidated Statements of Operations for the Nine Months and Three                                           5
Months ended September 30, 1999 and 1998

Consolidated Statements of Changes in Net Assets for the Nine Months                                          6
ended September 30, 1999 and 1998

Consolidated Statements of Cash Flows for the Nine Months ended September                                     7
30, 1999 and 1998

Notes to Consolidated Financial Statements                                                                    8

Item 2.  Management's Discussion and Analysis of                                                             11
          Financial Condition and Results of Operations

                       Part II - Other Information

Item 1.  Legal Proceedings                                                                                   17

Item 5.  Other Information                                                                                   17

Item 6.  Exhibits Required by Item 601 and Reports on                                                        17
         Form 8-K

Signatures                                                                                                   18

Exhibits                                                                                                     19

Exhibit 27.1

ITEM 1.  FINANCIAL STATEMENTS

                WALNUT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

                                                                                       SEPTEMBER 30,
                                                                                           1999         DECEMBER 31,
                                                                                        (UNAUDITED)        1998
                                                                                        ------------    ------------
Assets:
Investments at Market or Fair Value:
     Marketable equity securities (cost of $1,211,000 in 1999 and
     $1,080,000 in 1998 )                                                               $  1,485,000    $  5,132,000
     Non-marketable equity securities (cost of $12,827,000 in 1999
     and $13,483,000 in 1998)                                                              7,532,000       7,287,000
     Non-marketable debt securities (cost of $1,413,000 in 1999
     and $1,418,000 in 1998)                                                                 723,000         723,000
     Partnership Interests (cost of $1,762,000 in 1999 and
     $1,762,000 in 1998)                                                                   1,760,000       1,894,000
                                                                                        ------------    ------------
       Total portfolio securities                                                         11,500,000      15,036,000

Cash and cash equivalents                                                                    661,000         140,000
Other assets                                                                                 244,000         146,000
                                                                                        ------------    ------------
       Total assets                                                                       12,405,000      15,322,000

Liabilities:
     Margin payable to brokers                                                                     0       1,692,000
     Notes payable to banks                                                                  725,000       1,025,000
     Notes payable to related parties                                                        700,000         700,000
     Accounts payable, accrued expenses and other current
     liabilities                                                                             314,000         600,000
     Accrued officer's compensation                                                          395,000         300,000
     Debentures payable                                                                    1,500,000       2,000,000
                                                                                        ------------    ------------
       Net assets                                                                       $  8,771,000    $  9,005,000
                                                                                        ============    ============

Preferred stock, no stated value, 1,000,000 shares authorized, no shares issued

Common stock, $.01 par value, 50,000,000 shares authorized,
3,350,533 and 3,301,863 issued and outstanding                                          $    198,000    $    198,000

Additional paid in capital                                                                19,137,000      19,137,000

Accumulated deficit:

     Net investment loss                                                                 (15,182,000)    (14,293,000)
     Net realized gain on investment                                                      13,293,000       9,628,000
     Net unrealized depreciation of investments                                           (8,675,000)     (5,665,000)
                                                                                        ------------    ------------

       Net assets applicable to outstanding common shares (equivalent to $2.62 and $2.73 per share based on 3,350,533 and 3,301,863 outstanding common
       shares at September 30, 1999 and December 31, 1998, respectively)                $  8,771,000    $  9,005,000
                                                                                        ============    ============

                         WALNUT FINANCIAL SERVICES, INC.
                            INVESTMENTS IN SECURITIES
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                                                                  SHARES         VALUE
                                                                                  ------         -----
Common and Preferred Stocks -

    Healthcare - 21%
       American Psych Systems, Inc.                                               122,950    $   350,000
       Greystone Medical Group, Inc.                                              200,000         40,000
       HP America Inc.                                                             66,667              0
       I-Flow Corporation                                                         300,000      1,260,000
       Ivonyx Group Services, Inc.                                                100,000        100,000
       Mariner Post-Acute Network (formerly Paragon Health)                       140,757         56,000
       Med Images, Inc.                                                           241,530        454,000
       MHM Services, Inc.                                                         131,955         66,000
       Rainbow Medical, Inc.                                                       25,000         50,000
       Sovereign Medical Acquisition Corp.     -Common                              4,000         24,000
       Sovereign Medical Acquisition Corp.     -Units                               3,333         20,000
                                                                                             -----------
                                                                                               2,420,000
                                                                                             -----------

    High technology - 4%
       Logic Devices Incorporated                                                  25,300         68,000
       Madison Info. Tech.     - Preferred A                                       60,000        150,000
       Madison Info. Tech.     - Preferred B                                       60,000        150,000
       Thermo Information Solutions, Inc.                                          10,000         90,000
       J.L. Wickham Co., Inc.     -Common                                         250,696              0
       J.L. Wickham Co., Inc.     -Preferred                                      281,788              0
                                                                                             -----------
                                                                                                 458,000
                                                                                             -----------

    Communications - 9%
       International Business Network                                              70,000        105,000
       Trans Global Services, Inc.                                                 73,739         68,000
       Vision III Imaging, Inc.                                                    10,835        867,000
                                                                                             -----------
                                                                                               1,040,000
                                                                                             -----------

    Biotechnology - 5%
       BioHorizons Implant Systems, Inc.                                          193,934        300,000
       Metatech Corp.                                                              14,817              0
       Optiva Corporation                                                          30,039        188,000
       Osteoimplant Technology, Inc.                                               80,000          1,000
       Vaxgen, Inc.                                                                 8,400        119,000
                                                                                             -----------
                                                                                                 608,000
                                                                                             -----------

    Environmental - 0%
       Clean America Corp.                                                         59,375              0
       Inorganic Recycling, Inc.                                                   10,000              0
                                                                                             -----------
                                                                                                       0
                                                                                             -----------

    Finance - 32%
       Inland Financial Corp. (wholly-owned subsidiary)                               100      1,330,000
       Pacific Financial Services, Inc. (wholly-owned subsidiary)                     300      2,353,000
                                                                                             -----------
                                                                                               3,683,000
                                                                                             -----------

    Other - 7%
       Automotive Performance Group                                                50,000         50,000
       Linter's, Inc.                                                              42,784         75,000
       Esynch Corp. (formerly SoftKat, Inc.)    - Common                           36,585        161,000
       Esynch Corp. (formerly SoftKat, Inc.)    - Preferred                       120,000        123,000
       VINnet Holdings, Inc.     - Common                                          25,000        125,000
       VINnet Holdings, Inc.     - Preferred A                                        180        180,000
       VINnet Holdings, Inc.     - Preferred B                                     37,643         94,000
                                                                                             -----------
                                                                                                 808,000
                                                                                             -----------

         Total common and preferred stocks (cost $14,038,000)                                  9,017,000

    Debt securities - 6%
       Inland Financial (wholly-owned subsidiary)                                                500,000
       Pacific Financial (wholly-owned subsidiary)                                               200,000
       TCOM Services, Inc.                                                                             0
       VINnet Holding, Inc.                                                                       23,000
                                                                                             -----------
         Total debt securities (cost $1,413,000)                                                 723,000
                                                                                             -----------

    Partnership interests - 16%
       Universal Partners, L.P. (majority-owned subsidiary)                                    1,760,000
                                                                                             -----------

         Total partnership interests (cost $1,762,000)                                         1,760,000
                                                                                             -----------

         Total - 100% (cost $17,213,000)                                                     $11,500,000
                                                                                             ===========

                WALNUT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         FOR THE NINE MONTHS ENDED        FOR THE THREE MONTHS ENDED
                                                                SEPTEMBER 30,                     SEPTEMBER 30,
                                                       ----------------------------      ----------------------------
                                                          1999              1998             1999             1998
                                                       -----------      -----------      -----------      -----------
 Investment income:
   Interest income                                          58,000           77,000           14,000           10,000
   Dividend income                                               0            3,000                0                0
                                                       -----------      -----------      -----------      -----------
 Total income                                               58,000           80,000           14,000           10,000

 Expenses:
   Interest expense                                        208,000          415,000           58,000          108,000
   General and administrative                              739,000          931,000          121,000          263,000
                                                       -----------      -----------      -----------      -----------
 Net investment (loss) before taxes                       (889,000)      (1,266,000)        (165,000)        (361,000)
 Income tax benefit                                              0          193,000                0         (169,000)
                                                       -----------      -----------      -----------      -----------
 Net investment (loss)                                    (889,000)      (1,073,000)        (165,000)        (530,000)
                                                       -----------      -----------      -----------      -----------

 Realized and unrealized gains on investments:
   Realized gain on sale of investments
   before income tax                                     3,665,000          395,000         (357,000)        (773,000)
   Income tax provision                                          0         (158,000)               0          309,000
                                                       -----------      -----------      -----------      -----------
   Net realized gain on sale of investments              3,665,000          237,000         (357,000)        (464,000)
                                                       -----------      -----------      -----------      -----------
   Unrealized appreciation (depreciation)
      on investments before income tax                  (3,010,000)      (4,117,000)         770,000       (2,312,000)
   Income tax benefit                                            0                0                0         (722,000)
                                                       -----------      -----------      -----------      -----------
   Net unrealized appreciation
      (depreciation) on investments                     (3,010,000)      (4,117,000)         770,000       (3,034,000)
                                                       -----------      -----------      -----------      -----------
   Net realized and unrealized gains
      (losses) on investments                              655,000       (3,880,000)         413,000       (3,498,000)
                                                       -----------      -----------      -----------      -----------
   Net increase (decrease) in net assets
      resulting from operations                        $  (234,000)     $(4,953,000)     $   248,000      $(4,028,000)
                                                       ===========      ===========      ===========      ===========

   Gain (Loss) per share - basic and diluted           $     (0.07)     $     (1.58)     $      0.07      $     (1.28)
                                                       -----------      -----------      -----------      -----------

   Weighted average shares outstanding                   3,350,533        3,141,971        3,350,533        3,148,471
                                                       ===========      ===========      ===========      ===========

                WALNUT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
                                   (UNAUDITED)


                                                                         FOR THE NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                      ------------------------------
                                                                          1999              1998
                                                                      ------------      ------------

Decrease in net assets resulting from operations:

  Net investment loss                                                 $   (889,000)     $ (1,073,000)
  Net realized gains on investments                                      3,665,000           237,000
  Net unrealized depreciation on investments                            (3,010,000)       (4,117,000)
                                                                      ------------      ------------
                                                                          (234,000)       (4,953,000)
                                                                      ------------      ------------

Increase in net assets resulting from capital share transactions:

  Issuance of 39,022 shares of common stock for Pacific Financial
    Services, Inc.                                                               0           300,000
   Expenditures attributable to issuance of common stock                         0           (74,000)
                                                                      ------------      ------------
                                                                                 0           226,000

Total increase (decrease) in net assets                                   (234,000)       (4,727,000)
                                                                      ------------      ------------

Net assets at beginning of period                                        9,005,000        16,674,000
                                                                      ------------      ------------

Net assets at end of period                                           $  8,771,000      $ 11,947,000
                                                                      ============      ============

                WALNUT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             FOR THE NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                           ----------------------------
                                                                              1999             1998
                                                                           -----------      -----------
Cash flows from operating activities:
   Net decrease in net assets resulting from operations                    $  (234,000)     $(4,953,000)
   Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
      Net unrealized depreciation of investments                             3,010,000        4,117,000
      Net realized gain on investments                                      (3,665,000)        (395,000)
      Change in net deferred tax liability                                           0          (44,000)
      Changes in assets and liabilities:
         Other assets                                                          (98,000)        (151,000)
         Other liabilities                                                    (191,000)         (95,000)
                                                                           -----------      -----------
            Net cash used in operating activities                           (1,178,000)      (1,521,000)
                                                                           -----------      -----------

Cash flows from investing activities:
   Purchases of common stock, healthcare                                             0         (362,000)
   Purchases of common stock, high tech                                              0         (300,000)
   Purchases of common stock, bio tech                                               0         (300,000)
   Purchases of common stock, communications                                         0         (125,000)
   Purchases of common stock, other                                                  0         (100,000)
   Purchase of equity and debt securities, wholly-owned subsidiary            (143,000)      (2,159,000)
   Proceeds from sale of general partnership interest                                0          122,000
   Proceeds from sale of common stock, healthcare                            4,031,000        1,914,000
   Proceeds from sale of common stock, biotech                                 201,000                0
   Proceeds from sale of common stock, communications                           10,000                0
   Proceeds from sale of common stock, high tech                                92,000           33,000
   Proceeds from sale of common stock, other                                         0           53,000
   Expenditures attributable to issuance of common stock                             0          (75,000)
   Collections from debt securities                                                  0          200,000
                                                                           -----------      -----------
            Net cash provided by investing activities                        4,191,000       (1,099,000)
                                                                           -----------      -----------

Cash flows from financing activities:
   Borrowings (repayments) of short term debt                                 (300,000)        (724,000)
   Borrowings from (repayments to) related parties                                   0         (200,000)
   Increase (decrease) in margin accounts                                   (1,692,000)        (687,000)
   Repayments of long term debt                                               (500,000)      (2,000,000)
                                                                           -----------      -----------
            Net cash (used in) provided by financing activities             (2,492,000)      (3,611,000)
                                                                           -----------      -----------

Net increase (decrease) in cash and cash equivalents                           521,000       (6,231,000)
Cash and cash equivalents, beginning                                           140,000        6,479,000
                                                                           -----------      -----------
Cash and cash equivalents, end                                             $   661,000      $   248,000
                                                                           ===========      ===========

Supplemental Information:

Cash paid for interest                                                     $   268,000      $   415,000
                                                                           ===========      ===========
Issuance of common stock and warrants for equity in wholly owned
subsidiary                                                                 $         0      $   300,000
                                                                           ===========      ===========


                WALNUT FINANCIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PREPARATION.

         The accompanying consolidated financial statements as of September 30, 1999 are unaudited; however, in the opinion of the management of Walnut Financial Services, Inc., a Utah corporation (the "Company"), such statements include all adjustments (consisting of normal recurring accruals) necessary to present a fair statement of the information presented therein. The balance sheet at December 31, 1998 was derived from the audited financial statements at such date.

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

2.       ORGANIZATION.

         The Company is a closed-end management investment company, which elected on October 15, 1997 to be regulated as a Business Development Company ("BDC") under the Investment Company Act of 1940 (as amended, the "Investment Company Act"). As such, the Company, among other requirements, is required to invest at least 70% of its total assets in certain prescribed "Eligible Assets," which generally include securities of privately-held companies and cash items, government securities and high-quality short-term debt. As of September 30, 1999, the Company had three primary business focuses: (i) investing in start-up and early stage development companies; (ii) operating an investment vehicle that specializes in bridge financing to small- to medium-sized companies; and (iii) providing accounts receivable factoring services to small- and medium-sized businesses. The Company engages in its investment business through its wholly-owned subsidiary, Walnut Capital Corp., a Delaware corporation ("Walnut Capital"), which was formed in 1980 for the purpose of operating as a Small Business Investment Company (an "SBIC") under the Small Business Investment Act of 1958 (as amended, the "SBIA") and is subject to regulations promulgated by the Small Business Administration (the "SBA") pursuant to the provisions of the SBIA. In the past, the Company also made investments through its wholly-owned subsidiary, Walnut Funds, Inc., a Delaware corporation ("Walnut Funds"), which has an ownership interest in and indirectly provides investment management services to Walnut Growth Partners Limited Partnership, an Illinois limited partnership ("Walnut Growth"), a $30 million investment fund. Walnut Growth did not make any investments in 1998, has not made any investments in 1999, and the Company does not expect Walnut Growth to make any future investments. The Company pursues its bridge financings through its wholly-owned subsidiary, Universal Bridge Fund, Inc., a Delaware corporation ("Universal Bridge"). Universal Bridge owns 50% of the outstanding general partnership interests and approximately 83% of the limited partnership interests of Universal Partners, L.P., an Illinois limited partnership ("UPLP"), which was established in 1994. The Company engages in its accounts receivable factoring service business through its two wholly-owned subsidiaries; Pacific Financial Services Corp., a Washington corporation ("Pacific Financial"), which was acquired in January 1998, and Inland Financial Corp., a Washington corporation ("Inland Financial") which was acquired in October 1998. The Company engaged in the human resources and quality assurance consulting business through its wholly-owned subsidiary, Walnut Consulting, Inc., a Delaware corporation ("Walnut Consulting"), during 1997 and 1998. The operations of Walnut Consulting were not significant to the revenues of the Company. As a result of the technical nature of the Investment Company Act, the Company's wholly-owned subsidiaries, Walnut Capital, Walnut Funds and Universal Bridge, also have each elected to be regulated as a BDC. On September 28, 1997, the Company sold all of the outstanding stock of its wholly-owned subsidiary, NFS Services, Inc., a Delaware corporation ("NFS"), which performed consulting and asset recovery services.

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

         The Company has entered into an Amended and Restated Agreement and Plan of Merger dated as of August 5, 1999 (the "Merger Agreement"), with Tower Hill Securities, Inc., a New York corporation ("Tower Hill"), and Tower Hill Acquisition Corp., a New York corporation and a wholly owned subsidiary of the Company ("Acquisition Corp."), pursuant to which Acquisition Corp. will merge with and into Tower Hill, with Tower Hill continuing as the surviving corporation and a wholly-owned subsidiary of the Company (the "Merger"). In addition, the Merger Agreement provides for: (i) the private placement of up to 3,432,500 shares of the Company's common stock, $.01 par value per share, at a price of $2.00 per share; (ii) the issuance of warrants to purchase up to 1,000,000 shares of the Company's common stock, $.01 par value per share, at an exercise price of at least $3.00 per share and (iii) the issuance of warrants to purchase up to 1,000,000 shares of the Company's common stock, $.01 par value per share, at an exercise price of at least $4.00 per share (collectively, the "Capital Investment").

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

4.       RELATED PARTY TRANSACTIONS.

         The Company and its subsidiaries retain a law firm at which a Company officer is of counsel. Payments of $142,000 were paid to such firm by the Company and Walnut Capital during the nine months ended September 30, 1999 for reimbursement of expenses and legal services incurred. Such expenses and fees were incurred in connection with normal business activities and costs associated with the Annual Meeting Proxy Statement and the Reverse Stock Split.

         In April 1997, the Company received an unsecured loan from a related party in the amount of $400,000. Such loan bears interest at 9.5% per annum. The loan was to be repaid in four quarterly installments commencing March 31, 1998. The first and second installments were paid on April 1, 1998 and July 1998, respectively. The third and forth payments which were due on October 1, 1998 and January 1, 1999, respectively, have been deferred, and the Company is allowed to defer further principal payments provided that quarterly interest is paid on the outstanding balance.

         In connection with the transaction through which the Company acquired Inland Financial, Inland Financial borrowed $293,000 from two related parties. The Company issued to each entity a promissory note, which originally matured on October 19, 1999 but for which the maturity date has been extended to November 1, 1999. The promissory notes bear interest at a rate of 16% per year payable quarterly.

5.       RECENT DEVELOPMENTS.

         The Company has called a special meeting (the "Special Meeting") of its stockholders at 8 a.m. Eastern Time on November 1, 1999 and solicited the proxies of its stockholders to vote at the Special Meeting. At the Special Meeting, the stockholders of the Company will be asked to consider and vote upon the issuance of shares of the common stock, $.01 par value per share, of the Company in connection with the Merger, the Capital Investment and related matters. If the foregoing actions are approved at the Special Meeting, then the Company expects to consummate such transactions as promptly as possible thereafter. If the Merger is consummated, it is expected to be accounted for as a reverse acquisition.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998.

         Results of Walnut Capital's Operations for the Nine Months Ended September 30, 1999 and 1998. Walnut Capital had realized gain income of $3,665,000 for the nine months ended September 30, 1999, compared to $352,000 for the nine months ended September 30, 1998. The realized gains for the nine months ended September 30, 1999 resulted predominately from the sale of shares of First Health Group, Inc. (formerly HealthCare COMPARE Corp.) and Multimedia Games, Inc.

         Interest expense for the nine months ended September 30, 1999 was $150,000 as compared to $286,000 for the same period in 1998. The decrease of $136,000 or 48% in interest expense is attributable to a repayment of $2,000,000 of debentures to the SBA (the "Walnut Debentures") on June 1, 1998, and a reduction in margin payable to brokers. An additional $500,000 of Walnut Debentures was repaid on September 24, 1999. This payment did not significantly decrease Walnut Capital's interest expense for the nine months ended September 30, 1999. General and administrative expenses for the nine months ended September 30, 1999 was $424,000 as compared to $495,000 for the nine months ended September 30, 1998.

         Unrealized depreciation on investments before income tax for the nine months ended September 30, 1999 was $2,875,000 as compared to $3,553,000 for the same period in 1998. The unrealized depreciation on investments before income tax for the nine months ended September 30, 1999 is primarily the result of the recognition of amounts previously recorded as unrealized gains on investments before income tax attributable to First Health Group, Inc. securities.

         Results of the Operations of the Company (excluding Walnut Capital) for the Nine Months Ended September 30, 1999 and 1998. The Company had general and administrative costs of $315,000 for the nine months ended September 30, 1999 as compared to $360,000 for the nine months ended September 30, 1998. For the nine months ended September 30, 1999, the unrealized depreciation attributable to the

Company's wholly-owned subsidiary, Universal Bridge, and its majority owned subsidiary, UPLP, was $134,000.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998.

         Results of Walnut Capital's Operations for the Three Months Ended September 30, 1999 and 1998. Walnut Capital had a realized loss of $357,000 for the three months ended September 30, 1999, compared to a loss of $773,000 for the three months ended September 30, 1998. The realized losses for the three months ended September 30, 1999 due predominately from the sale of shares of Logic Devices Incorporated and Trans Global Services, Inc.

         Interest expense for the three months ended September 30, 1999 was $49,000 as compared to $77,000 for the same period in 1998. The decrease of $28,000 or 36% in interest expense is attributable to a repayment of $2,000,000 of the Walnut Debentures on September 1, 1998, and a reduction in margin payable to brokers. The additional $500,000 of Walnut Debentures repaid on September 24, 1999 did not have a significant effect on Walnut Capital's interest expense for the three months ended September 30, 1999. General and administrative expenses for the three months ended September 30, 1999 was $88,000 as compared to $170,000 for the three months ended September 30, 1998.

         Unrealized appreciation on investments before income tax for the three months ended September 30, 1999 was $839,000 as compared to $2,111,000 unrealized depreciation on investments for the same period in 1998. The appreciation in 1999 was the result of reversing previously recorded unrealized losses when the losses were realized with the sale of Logic Devices Incorporated and Trans Global Services shares. The depreciation in 1998 was primarily due to a decrease in the valuation of First Health Choice Securities.

         Results of the Operations of the Company (excluding Walnut Capital) for the Three Months Ended September 30, 1999 and 1998. The Company had interest income of $19,000 and general and administrative costs of $211,000 for the three months ended September 30, 1999 as compared to $16,000 and $257,000, respectively, for the three months ended September 30, 1998. The $46,000 decrease in general and administrative costs is due to a decrease in legal fees. For the three months ended September 30, 1999, the unrealized depreciation attributable to the Company's wholly-owned subsidiary, Universal Bridge and its majority owned subsidiary, UPLP, was $69,000, compared to $82,000 for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES.

         Liquidity and Capital Resources of Walnut Capital. As part of the SBIC program, Walnut Capital has, from time to time, issued $12 million of Walnut Debentures, of which Walnut Debentures in the principal amount of $8 million were repaid prior to 1998. Additional Walnut Debentures in the principal amount of $2 million was repaid on June 1, 1998. Walnut Debentures in the principal amount of $1.5 million were outstanding as of September 30, 1999. Such Walnut Debentures were originally issued in September 1989, bore interest at a rate of 8.80% per annum, payable semi-annually, and due on September 1, 1999. Pursuant to the terms of an agreement that Walnut Capital executed with the SBA in September 1999, Walnut Capital paid only $500,000 of the amount due by the original maturity date and the maturity of the remainder of the Walnut Debentures was extended to December 1, 1999, subject to the SBA's right to demand earlier repayment. These Walnut Debentures will bear interest at a rate of 6.75% per annum rather than 8.80% per annum.

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

         In 1998, the SBA issued a finding that Walnut Capital had violated
Section 107.700, by purchasing securities from a big business as defined in the SBA regulations. The Company believes the SBA is in error in its interpretation of this finding, by including shares held by employees of the seller as being affiliated with such seller. The SBA has also informed Walnut Capital that it is in violation of section 107.503(c) and 107.650 and valuation guidelines for SBICs. The Company disagrees with the SBA's interpretation of the requirements and the matter is being discussed with the SBA. The SBA also found Walnut Capital in violation of Section 107.825(e), purchase of securities from non-issuers. The Company believes this finding to be inconsistent with actions taken by the SBA in the past, and has entered into discussions with the SBA to clarify the issue. The SBA, if it finally determines that Walnut Capital did violate any of the foregoing regulations, may declare a default under the outstanding $1,500,000 of Walnut Debentures. Further, Walnut Capital has not filed its Form 468 for the year ended December 31, 1998. This report was due on March 31, 1999. Management believes that none of these findings will have material effect on Walnut Capital, or the Company as a whole, and believes that if the maturity of the Walnut Debentures is accelerated, it will have sufficient funds available from existing sources of liquidity to satisfy its repayment obligations.

         In April 1997, Walnut Capital received an unsecured loan from The Holding Company ("THC"), a company for which Burton W. Kanter, a director of the Company, serves as President, in the amount of $400,000. The loan bears interest at 9.5%. The loan was to be repaid in four installments each following the end of each of the fiscal quarters of the Company in 1998 with the first installment to be paid on April 1, 1998. The first and second installments were paid on April 1, 1998 and July 1998, respectively. The third and fourth payment which were due on October 1, 1998 and January 1, 1999 have been deferred and the Company is allowed to delay further principal payments provided that quarterly interest is paid on the outstanding balance. The Company has been current in all of its interest payment to THC, and this loan had a principal balance of $200,000 as of September 30, 1999.

         Liquidity and Capital Resources of the Company (excluding Walnut Capital). On August 31, 1995, the Company established a $4 million line of credit with American National Bank and Trust Company of Chicago ("ANB"). This line was replaced as of September 8, 1996 with a term loan of $2,850,000. A principal payment of $575,000 was made on March 31, 1997 and the balance was due on July 31, 1997. This loan was renewed and amended to provide quarterly principal payments of $250,000 commencing on December 31, 1997 with a maturity date of June 30, 1999. On December 31, 1998, this bank loan was further amended to require an immediate principal payment of $100,000 and quarterly principal payments thereafter and it has an amended maturity date of December 31, 1999. Following the principal payment required on such date, the loan had a principal balance of $725,000 on September 30, 1999. The interest rate associated with this loan is ANB's base rate plus 2% (10.5% as of September 30, 1999). Two Directors of the Company personally guarantee the loan.

         In connection with the transaction through which the Company acquired Inland Financial, Inland Financial borrowed $250,000 from the Kanter Family Foundation, an entity affiliated with the Company, and $43,000 from Windy City, Inc., an entity affiliated with the Company, in October 1998. The Company issued to each entity a promissory note, which originally matured on October 19, 1999, but for which the maturity date has been extended to November 1, 1999. The promissory notes bear interest at a rate of 16% per year, which is payable quarterly. These loans are unsecured.

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

INVESTMENT PORTFOLIO CHANGES.

         The sale of certain portfolio investments resulted in unrealized depreciation and realized gains during the nine months ended September 30, 1999 as follows:

                                Unrealized Appreciation
                                    (Depreciation)         Realized Gain (Loss)
                                -----------------------    --------------------
First Health Group
  (formerly HealthCare
   COMPARE Corp.)                       $(4,069,000)             $4,020,000
Trans Global Services, Inc.                                        (358,000)
Logic Devices Incorporated                                         (171,000)
Optiva Corporation                                                  116,000
Multimedia Games, Inc.                        2,000                   3,000
Vaxgen, Inc.                                                         55,000

The Company's equity investments that appreciated/(depreciated) in value during the nine months ended September 30, 1999 were as follows:

                                          Unrealized Appreciation (Depreciation)
                                          --------------------------------------
I-Flow Corporation                                       $898,000
American Psych Systems, Inc.                              200,000
Mariner Post-Acute Network
  (formerly Paragon Health)                              (615,000)
Automotive Performance Group                              (50,000)
Optiva Corporation                                        133,000
Logic Devices Incorporated                                233,000
Esynch Corp. (formerly SoftKat, Inc.)                     121,000
Trans Global Services, Inc.                               299,000
HP America Inc.                                           (67,000)
Vaxgen, Inc.                                               57,000
Others                                                    (18,000)

         There were unrealized losses of ($134,000) recorded in connection with Universal Bridge's partnership interest in UPLP.

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

         The Company has assessed the scope of its year 2000 problems and remediated such problems for each of its internal computer software programs and its computer hardware. The Company spent no amounts to modify or replace its internal computer software program and its computer hardware, including to upgrade software and to modify maintenance agreements in the quarter ended September 30, 1999. Through September 30, 1999, it has spent $15,000 in aggregate for such upgrades and modifications. The Company does not believe that it has machinery with embedded computer technology or that it relies upon any supplier that is material to its business. Since it believes its assessment and remediation efforts have been completed, the Company has not developed any contingency plans in the event it or any of its subsidiaries experiences year 2000 problems and it does not expect to expend any material amounts on such remediation in the future. However, if the Company has failed to properly assess any of the year 2000 problems or failed to fully remedy any identified year 2000 problems of its computer hardware or computer software programs, the Company may be forced to spend more on such remediation in the future and the Company's operations may be adversely affected.

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

ITEM 5.  OTHER INFORMATION

         The Company has entered into the Merger Agreement with Tower Hill and Acquisition Corp., a wholly owned subsidiary of the Company, pursuant to which the Merger will be consummated in which Acquisition Corp. will merge with and into Tower Hill, with Tower Hill continuing as the surviving corporation and a wholly-owned subsidiary of the Company. In addition, the Merger Agreement provides for the Capital Investment, which is comprised of: (i) the private placement of up to 3,432,500 shares of the Company's common stock, $.01 par value per share, at a price of $2.00 per share; (ii) the issuance of warrants to purchase up to 1,000,000 shares of the Company's common stock, $.01 par value per share, at an exercise price of at least $3.00 per share and (iii) the issuance of warrants to purchase up to 1,000,000 shares of the Company's common stock, $.01 par value per share, at an exercise price of at least $4.00 per share.

         The Company has called a Special Meeting of its stockholders at 8 a.m. Eastern Time on November 1, 1999 and solicited the proxies of its stockholders to vote at the Special Meeting. At the Special Meeting, the stockholders of the Company will be asked to consider and vote upon the issuance of shares of the common stock, $.01 par value per share, of the Company in connection with the Merger, the Capital Investment and related matters. If the foregoing actions are approved at the Special Meeting, then the Company expects to consummate such transactions as promptly as possible thereafter. The Company expects to use a portion of the Capital Investment to reduce the Company's outstanding indebtedness. Upon the consummation of the Merger, the board of directors of the Company will be expanded to nine members, three of which will be current directors of the Company. The remainder of the Company's current directors will resign and those vacancies will be filled by individuals not currently affiliated with the Company.

          Under the rules of the Nasdaq Stock Market, the Merger is deemed to be both a change of control and a change of business of the Company, which requires the Company reapply to list its common stock in order to maintain the listing of the common stock on The Nasdaq National Market. However, the Nasdaq staff believes that the Company does not currently meet The Nasdaq National Market initial listing criteria. Therefore, the Company's common stock is subject to being delisted from The Nasdaq National Market upon the consummation of the Merger. The Company has appealed the decision of the Nasdaq staff not to maintain the listing of the common stock to a Nasdaq Listing Qualifications Panel in accordance with Nasdaq rules. The Company's common stock will remain listed on The Nasdaq National Market, without restriction, during the pendency of the appeal.

          Since there can be no assurance that the Company's appeal will be successful, the Company has also filed an application to have its common stock listed on the Nasdaq SmallCap Market. The Company currently does not meet the minimum bid price requirement for initial listing on The Nasdaq SmallCap Market, but the Company hopes to receive an exception for this deficiency from the Nasdaq staff.

          There can be no assurance that the Company will either maintain its listing on the Nasdaq National Market or successfully list its common stock on The Nasdaq SmallCap Market.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibit 27.1 - Financial Data Schedule
         (b)      The Company filed a Current Report on Form 8-K dated August 5,
                  1999

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  WALNUT FINANCIAL SERVICES, INC.
                                  (Registrant)


Date:   October 29, 1999          /s/ Joel S. Kanter
                                  ------------------------------------------
                                  Joel S. Kanter
                                  President (Principal Executive Officer)


Date:   October 29, 1999          /s/ Robert F. Mauer
                                  ------------------------------------------
                                  Robert F. Mauer
                                  Treasurer (Principal Financial and
                                  Accounting Officer)

                                  EXHIBIT INDEX

2.1      Amended and Restated Agreement and Plan of Merger dated as of August 5,
         1999 by and among Walnut Financial Services, Inc., Tower Hill
         Acquisition Corp. and Tower Hill Securities, Inc. (1)

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

-------------------
[ ] Exhibits so marked have been previously filed with the SEC as exhibits to the filings shown below under the exhibit numbers indicated following the respective document description and are incorporated herein by reference.

(1) Previously filed as Exhibit A to the Registrant's Definitive Proxy Statement on Schedule 14A dated September 30, 1999 and filed with the SEC September 30, 1999.

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