Form 10-K
period 1999-12-31
THCG INC
filed 2000-03-31
CIK 942378

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-K

                       FOR ANNUAL AND TRANSITIONAL REPORTS
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year Ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-26072

                                   THCG, INC.
             (Exact Name of Registrant as Specified in Its Charter)


                  Utah                                        87-0415597
      (State or Other Jurisdiction                         (I.R.S. Employer
    of Incorporation or Organization)                     Identification No.)

 650 Madison Avenue, 21st Floor, New York, NY                      10022
    (Address of Principal Executive Office)                      (Zip Code)

       Registrant's telephone number, including area code: (212) 223-0440
                             ----------------------

               Securities registered pursuant to Section 12(b) of
                                    the Act:
                                      NONE

               Securities registered pursuant to Section 12(g) of
                                    the Act:
                     Common Stock, par value $0.01 per share
                                (Title of Class)
                             ----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes [X]  No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                             ----------------------

The aggregate market value of the registrant's Common Stock, held by non-affiliates of the registrant, based on the closing sale price of the Common Stock on March 24, 2000 as reported on the Nasdaq National Market, was $44,950,053. As of March 24, 2000, there were 12,579,635 shares of the registrant's Common Stock outstanding.

                      Documents Incorporated by Reference:

Portions of the registrant's definitive proxy statement, which will be filed within 120 days of December 31, 1999, are incorporated by reference into Part III.

                                     PART I


ITEM 1.  BUSINESS

OVERVIEW

         We are an Internet incubator company that provides venture funding, venture development and venture banking services to companies in which we acquire direct or indirect equity interests, also referred to throughout this Annual Report as our "partner companies." We are penetrating new markets by developing our international operations and by expanding our global coverage of the Internet industry. Our partner companies include Internet-based businesses, established "brick and mortar" companies implementing an Internet-based strategy and advanced technology and service companies. By providing our partner companies with capital and a combination of enterprise-enhancing venture development and venture banking services, we believe that we help our partner companies focus on their core strengths, so that they may bring their products and services to market more rapidly.

         Our goal is to build dominant Internet-based businesses with a global presence that are highly differentiated and have viable business models, and to acquire equity interests in those businesses. To date, we have, and we continue to acquire equity interests in our partner companies through a venture fund that is managed by one of our wholly-owned subsidiaries and in which we own a 9.9% interest. On certain occasions, we have also acquired direct equity interests in our partner companies. In the future, our venture funding strategy is to acquire direct equity interests of at least 25% in our partner companies. Although we do not intend to engage in short-term sales of our equity interests in our partner companies, we hope to realize gains through the selective sale of our equity interests over a period of time.

         We seek to build our partner companies and to maximize the value of our equity interest in them by providing venture development and venture banking services to our partner companies and by promoting innovation and collaboration among them. Our venture development services include strategic and management consulting services, as well as business infrastructure services. Our venture banking services include general advisory services, as well as advising our partner companies on capital raising transactions, mergers and acquisitions and recapitalizations and refinancings. By providing these venture development and venture banking services, together with our venture funding activities, we believe we are able to provide critical services to our partner companies at every stage of their development.

         We believe that our ability to finance, build and advise our partner companies differentiates us from our competitors, who typically provide services designed to address more specific needs of Internet-based businesses. We also believe that our global focus will differentiate us from our competitors who tend to have more regional focuses.

         We are a Utah corporation formerly known as Walnut Financial Services, Inc. Our executive offices are located at 650 Madison Avenue, 21st Floor, New York, New York 10022. Our phone number is (212) 223-0440. References in this Annual Report to "THCG" or "us" or "our" mean THCG and its subsidiaries on a consolidated basis, unless the context otherwise requires.

RECENT HISTORY

         On November 1, 1999:

         o We acquired Tower Hill Securities, Inc., a New York corporation. Tower Hill Securities is the successor to Hambro America Securities, Inc., the former U.S. investment banking subsidiary of Hambros, plc, a British merchant banking firm. In March 1998, the investment banking operations of Hambros, plc were sold to Societe Generale, a French bank. On April 1, 1998, Joseph D. Mark and Adi Raviv, the principal executives of Hambro America Securities, Inc., acquired the company from Societe Generale.

         o We changed our name from Walnut Financial Services, Inc. to THCG, Inc.

         o        Our executive  officers resigned and were replaced with Joseph
                  D. Mark, Adi Raviv and Shai Novik, the three principals of Tower Hill Securities. Messrs. Mark and Raviv became our co-chief executive officers and Mr. Novik became our chief operating officer.

         o All of the members of our board of directors resigned, with the exception of Gene E. Burleson, Burton W. Kanter and Joel
                  S. Kanter, and were replaced with a new board of directors consisting of individuals designated by Tower Hill Securities.

         o        We  raised   approximately   $7  million  in  several  private
                  placements with Greenwich Street Capital Partners II, L.P. and other investors.

         o We withdrew our election to be regulated as a business development company under the Investment Company Act of 1940, as amended. Prior to November 1, 1999, we were a closed-end management investment company which was regulated as a business development company under the Investment Company Act, and had three primary business focuses: (1) investing in start-up and early stage development companies, (2) operating an investment vehicle that specialized in bridge financing to small and medium-sized companies, and (3) providing accounts receivable-based commercial financing, or factoring, and related services.

         As part of our new business strategy, on December 29, 1999, we acquired Mercury Coast Inc., a Delaware corporation that provides business incubation services, including strategic planning, operations and marketing consulting services, to Internet-based businesses. Larry W. Smith, the co-founder and president of Mercury Coast and co-founder and former chief executive officer of U.S. Interactive, became our president on December 29, 1999. On February 29, 2000, we entered into a letter of intent to acquire the investment banking and equity research businesses of the Giza Group, a private financial advisory and equity research firm in Israel that specializes in the Internet and related technologies.

INDUSTRY OVERVIEW

The Role of The Internet

         The Internet has emerged as a medium for communications, content and commerce between businesses, consumers and government entities. Several factors are contributing to the increase in use of the Internet, including increased speed and capacity through greater bandwidth, improved ease of access, greater functionality, expanded information needs and entertainment desires, and increased and enhanced business relationships and commerce opportunities.

         The increase in use of the Internet is evidenced by the dramatic growth in the number of Internet users worldwide. International Data Corporation, an independent research firm, estimates that the number of Internet users worldwide will increase from 196 million in 1999 to 502 million in 2003, a compounded annual growth rate of 27%. Similarly, International Data Corporation estimates that the growth of Internet content, as measured by the number of web pages worldwide, will grow from 1.7 billion web pages in 1999 to 13.4 billion web pages in 2003, a compounded annual growth rate of 67%. In addition, Forrester estimates that business-to-business e-commerce will increase from approximately $109 billion in 1999 to $1.8 trillion in 2003. The increase in use of the Internet has led to the proliferation of start-up companies and established "brick and mortar" companies seeking to capitalize on new market opportunities presented by the Internet.

The Venture Capital and Start-up Market

         The success of Internet-based entrepreneurial initiatives has led to an increase in the demand for early-stage venture capital. According to PricewaterhouseCoopers, venture capital investments reached a record high of approximately $35.6 billion in 1999, compared to approximately $14.2 billion in 1998. The vast majority of venture capital being invested is directed towards high technology companies. A total of 3,360 technology-based companies, including Internet-related businesses, raised approximately $32.4 billion in 1999, comprising more than 90% of all venture capital investments made during 1999. Furthermore, formative stage companies, those in the start-up and early stages of development, garnered the most funding in 1999, capturing approximately $15 billion, or 42%, of the aggregate amount spent on venture capital investments. These formative stage companies represented approximately 50% of all businesses that raised venture capital funding during the same period.

Challenges for Start-Up Companies

         We believe that both start-up Internet-based businesses and established "brick and mortar" companies implementing an Internet-based strategy face special challenges that may jeopardize the viability of their entrepreneurial ventures and affect their ability to attract venture capital. These challenges include:

         o Developing a successful business model. To be successful, start-up Internet-based businesses and "brick and mortar" companies implementing an Internet-based strategy must develop business models that enable them to identify opportunities within both domestic and globally-targeted markets, develop and effectively market solutions to satisfy specific industry needs, build brand recognition and an online presence to attempt to establish market leadership and secure valuable strategic relationships.

         o Building corporate infrastructure. Many start-up Internet-based businesses and "brick and mortar" companies implementing an Internet-based strategy require operational and strategic guidance regarding market position, business model implementation and market trends; technology and operations planning; sales, marketing, product positioning and branding; market launch programs and implementation consulting; e-commerce consulting; and interim management. These companies also require significant amounts of capital and other general financial advisory services.

         o Attracting experienced professionals. Start-up Internet-based businesses and "brick and mortar" companies implementing an Internet-based strategy also have difficulty identifying and hiring management and senior-level technical personnel and addressing personnel deficiencies. Similarly, many start-up companies are uncertain about how to acquire and retain a team of professional service providers such as attorneys, accountants, and other key advisors, to execute their business strategy.

         Venture capital firms, the traditional source of capital for start-up Internet-based businesses, have primarily focused on providing capital and typically have not offered the strategic, consulting and business infrastructure services or general financial advisory services needed by start-up Internet companies and established "brick and mortar" companies implementing an Internet-based strategy.

Internet Services Firms

         Many companies, regardless of their stage of development, have realized that an effective Internet strategy and solution may be paramount to the competitiveness and sustainability of their businesses. An increasing number of organizations, from established "brick and mortar" companies implementing an Internet-based strategy to start-up Internet-based businesses, are engaging Internet services firms. International Data Corporation projects that spending on Internet-related services will rise from approximately $13 billion in 1999 to more than $78 billion in 2003, a compounded annual growth rate of 57%.

OUR SOLUTION

         Our solution to the challenges confronting Internet-based businesses and established "brick and mortar" companies implementing an Internet-based strategy is to utilize our competitive strengths to implement our strategy as set forth below.

Competitive Strengths

         We believe we offer the following capabilities to Internet-based businesses and established "brick and mortar" companies:

         Integrated service offerings. We believe that the combination of venture funding, venture development and venture banking services that we offer distinguishes us from other Internet incubator companies because they enable us to provide critical services to our partner companies at every stage of their development. In contrast, many of our competitors offer individual services designed to address a particular need of Internet-based business, such as funding, management consulting or investment banking. For example, while investment banks provide venture banking services and venture capital firms provide venture funding services, neither generally provides venture development services. Further, public companies, such as Internet Capital Group, Inc., Rare Medium Group Inc., Softbank Corp. and CMGI, Inc., provide some combination of venture funding and venture development services, but do not currently provide venture banking services.

         Experienced management. We believe our multi-disciplinary management team and employee base enables us to provide our partner companies with the combination of venture funding, venture development and venture banking services that we offer. Our management team combines individuals who have investment banking, merchant banking, finance and private equity management expertise with individuals who have Internet professional services, business development, management consulting, marketing and technology expertise. In addition, we recruit and hire highly skilled and experienced professionals who have industry-specific expertise and who are proficient in a broad range of technological and business skills.

         Global focus. We are an Internet incubator company that is penetrating new markets by developing our international operations and by expanding our global coverage of the Internet industry. To date, we have a representative in Israel and we have entered into a letter of intent to acquire the investment banking and equity research businesses of the Giza Group, a financial advisory and equity research firm in Israel, which specializes in the Internet and related technologies. We believe Israel is an important center of technology development and innovation. Our Israeli representative has been developing direct relationships with our Israel-based partner companies. At the same time, these partner companies are able to benefit from the full range of venture funding, venture development and venture banking services that we offer. We intend to replicate this model on a global basis by developing our global coverage of the Internet industry and developing our international operations.
We believe that developing a global focus will differentiate us from our competitors who tend to have more regional focuses.

Strategy

         Our goal is to build dominant Internet-based businesses with a global presence that are highly differentiated and have viable business models and to acquire equity interests in those businesses. Our strategy to achieve this goal is to:

         Expand our venture funding and venture development activities. To date, we have conducted our venture funding activities through a venture fund in which we indirectly own a 9.9% interest. In the future, we intend to expand our venture funding and venture development activities by:

         o acquiring direct equity interests of at least 25% in our partner companies;

         o actively participating on the board and in the management, financing and operation of our partner companies, thereby enabling our partner companies to focus their efforts on product development and marketing, rather than on the many other aspects of building a business; and

         o promoting innovation and collaboration among our partner companies, by providing them with marketing and cross-selling opportunities and by encouraging them to share information and business expertise with one another.

         We will need to raise substantial additional capital to implement this aspect of our strategy.

         Develop global coverage and international operations. A key element of our strategy is to continue to develop our global coverage of the Internet industry and develop our international operations. We recently signed a letter of intent to acquire the investment banking and equity research businesses of the Giza Group, a private financial advisory and equity research firm in Israel that specializes in the Internet and related technologies. Our plan is for the Giza Group to implement our present strategy in Israel and in the Middle East. We are also actively seeking to commence or acquire operations in Europe, Asia and South America in the future. We believe that establishing an early presence in select international markets that we believe are positioned to experience an increased demand for venture funding, venture development and venture banking services for Internet companies could give us a competitive advantage in these markets. Moreover, by developing and expanding our international operations, we expect to be positioned to launch our partner companies on a global basis.

         Growth through acquisitions. We plan to pursue acquisitions of, or collaborative relationships with, businesses that complement our business strategy. For example, our acquisition of Mercury Coast, a provider of business incubation services to Internet-based businesses, enhanced our venture development capabilities. In the future, we intend to evaluate potential acquisitions of other Internet-focused businesses that enhance our ability to provide our partner companies with venture funding, venture development and venture banking services.

         Expand infrastructure. We intend to develop the infrastructure necessary to implement our business strategy of acquiring equity interests in additional partner companies and penetrating new markets by developing our international operations and by expanding our global coverage of the Internet industry. We are committed to:

         o        improving our operational and financial systems;

         o        expanding our information technology systems;

         o leasing more space, including a larger facility in New York City, to accommodate our operations and some of our partner companies; and

         o        expanding, training, retaining and managing our employee base.

          Attract and retain a highly specialized workforce. We intend to continue to recruit highly skilled and experienced professionals who have industry-specific expertise and who are proficient in a broad range of technological and business skills. We intend to continue to ensure that our employees have the requisite expertise to provide our partner companies with the combination of venture funding, venture development and venture banking services that we offer. We plan to attract, retain and motivate our employees by paying competitive compensation packages, granting stock options and encouraging a corporate culture that is results-driven and rewards creativity, communication and cooperation.

         Focus on partnering with potential market leaders. We intend to continue to focus on acquiring direct equity interests in and on partnering with Internet-based businesses that we believe have the potential to become market leaders. We will continue to select our partner companies through a comprehensive screening process. In evaluating potential partner companies, we will continue to analyze the size and growth of the target markets that their products and services address and assess their ability to achieve commercial success and gain significant market share.

         Establish market presence. We believe that strengthening the THCG brand is an important aspect of attracting partner companies. We intend to increase public awareness of our company and establish a market presence by:

         o        organizing  and   sponsoring   conferences  to  establish  our
                  position within the industry and with Internet companies; and

         o        enhancing our web site.

OUR PARTNERING PROCESS

         We identify potential partner companies in a variety of ways, including referrals from existing partner companies, members of our board of directors and board of advisors and unsolicited proposals and business plans submitted to our web site. We have developed criteria that we believe allow us to identify attractive partner companies. Our evaluation procedures are designed to ensure that we maximize the number of opportunities we review and that we complete transactions in a rapid and efficient manner.

Partner Company Criteria

         We believe that there are several key elements to evaluating the potential success of global Internet-based businesses, established "brick and mortar" companies implementing an Internet-based strategy and advanced technology and service companies. We target our venture funding, venture development and venture banking services to companies with several of the following characteristics:

         o Strong founding entrepreneurial team. We look for companies whose founding entrepreneurs have proven operating success and experience in previous ventures, sector knowledge, entrepreneurship and vision, and the foundation from which to build a potentially successful business entity.

         o Innovation and technological expertise. We seek companies with perceived innovative and compelling ideas that we believe allow them to address market needs or establish potentially new market opportunities. We also look for companies with a demonstrable technological advantage that could prevent competitors from easily entering their market. In addition, we look for companies with accomplished technical teams that appear to have the skills to bring their concepts to market quickly, enabling them to capitalize on market opportunities.

         o Viable business models and superior products and services. We favor companies with viable business models that involve products and services that could produce high gross margins.

         o Large target market and favorable competitive dynamics. We seek companies that target large and rapidly growing markets both domestically and globally. The size of the target market and a company's share of that market enable us to assess the potential future value of that company. We also favor companies with perceived strong competitive positions, as well as industries where there are no apparent dominant Internet-based businesses. As part of our assessment, we evaluate current competitors and potential market entrants.

         o Early stage development. We seek companies which are in their early stages of development and in which we can be the first professional investor. In addition, we look for companies which can take advantage of and benefit from our venture funding, venture development and venture banking services.

         o Exit strategy. We favor companies which we believe will be able to reach the stage of development necessary to complete an initial public offering or to be acquired.

Evaluation Process

         Our evaluation process is designed to identify attractive partners and assess their value. This process, which is conducted through venture teams comprised of our venture funding, venture development and venture banking professionals, consists of the following steps:

         o Initial evaluation. In this initial stage of our evaluation process, our venture teams assess a potential opportunity from a conceptual level. Our venture teams review a potential partner company's business plan and meet with its founding entrepreneurs to gather information about the potential partner company's business, market opportunity, state of development, marketing plan, competitive situation, technical team and capital and infrastructure needs. This initial evaluation enables our venture teams to determine whether an opportunity fits within our overall business strategy. Suitable opportunities are then subjected to the due diligence phase of our evaluation process.

         o Due diligence. The second step of our evaluation process involves a comprehensive due diligence investigation of a potential partner company. Our venture teams assess the overall business opportunity by performing an in-depth financial review and valuation of the potential partner company, reviewing its technical capabilities and conducting more specialized reviews of areas critical to its success. In addition, we engage legal counsel to conduct legal due diligence of the potential partner company.

         o Management approval. Upon completion of due diligence, our venture teams make a recommendation to senior management. Senior management then determines whether we will pursue a relationship with a potential partner company.

         Upon completion of our evaluation process, we typically acquire an equity interest in a partner company in exchange for a substantial cash investment. At the same time, our venture development teams, working together with the management of our partner companies, assess the operational, strategic and financial needs of our partner companies and determine the level of venture development services that we can provide to satisfy those needs. We also provide venture banking services to our partner companies as needed to implement the proposals of our venture development teams as they relate to capital raising transactions, mergers and acquisitions and recapitalizations and refinancings. In exchange for our venture development and venture banking services, we receive compensation in the form of cash, securities or a combination of both.

VENTURE FUNDING SERVICES

         To date, we have and continue to acquire equity interests in our partner companies through a venture fund that is managed by one of our wholly-owned subsidiaries and in which we own a 9.9% interest. On certain occasions, we have acquired direct equity interests in our partner companies. In the future, our venture funding strategy is to acquire direct equity interests of at least 25% in our partner companies. Our venture funding activities are primarily focused on global Internet-based businesses, established "brick and mortar" companies implementing an Internet-based strategy and advanced technology and service companies.

         We believe that we have an advantage over other Internet investors in identifying and selecting partner companies with the most growth and development potential due to:

         o our understanding of Internet business models gained through our venture development and venture banking experience; and

         o our team of venture funding, venture development and venture banking professionals who are able to help us identify high-quality companies and perform coordinated due diligence on these potential investments.

         In addition, we believe that we are better able to increase the likelihood of the success of our partner companies by providing them with:

         o access to our team of venture funding, venture development and venture banking professionals;

         o our venture development services, which we believe may enable us to help build our partner companies into market leaders;

         o        our venture banking  services,  which we believe may enable us
                  to   facilitate   successful   financing   and   mergers   and
                  acquisitions transactions for our partner companies; and

         o        the opportunity to collaborate with one another.

Our Venture Fund

         THCG Venture Partners I LLC, a Delaware limited liability company, is the vehicle through which we have, until now, provided our venture funding services. We own 9.9% of THCG Venture Partners I through THCG LLC, a Delaware limited liability company and a wholly-owned subsidiary of Tower Hill Securities. In addition, THCG Ventures LLC, a wholly owned subsidiary of Tower Hill Securities, is the non-member manager of THCG Venture Partners I, with the sole authority to manage and operate THCG Venture Partners I.

          THCG Venture Partners I was formed in December 1999 and has $20 million of committed equity. THCG Venture Partners I has three members as follows:

         o Greenwich Street Capital Partners II, L.P., a Delaware limited partnership, and certain of its affiliates directly own 75% of THCG Venture Partners I, representing a capital commitment of $15 million. Greenwich Street Capital Partners II and these affiliates are major stockholders of THCG, and one of their designees is a member of our board of directors.

         o THCG Partners LLC, a Delaware limited liability company, directly owns 15.1% of THCG Venture Partners I, representing a capital commitment of $3.02 million. THCG Partners LLC was formed in December 1999 and has $5.51 million of committed equity. THCG Partners LLC has 29 members as follows:

                  |_|    Three of our directors and executive  officers,  Joseph
                         D. Mark, Evan M. Marks and Larry W. Smith, collectively own 10.44% of THCG Partners LLC, representing an aggregate capital commitment of $553,425.

                  |_| Several persons associated with Joseph D. Mark and Adi Raviv, directors and co-chief executive officers of THCG, collectively own 19.96% of THCG Partners LLC, representing an aggregate capital commitment of $1.1 million.

                  |_| THCG Ventures LLC, a Delaware limited liability company and a wholly-owned subsidiary of Tower Hill Securities, owns 0.45% of THCG Partners LLC, representing a capital commitment of $25,000. We have a 0.45% equity interest in THCG Partners LLC through our indirect ownership of THCG Ventures LLC.

                  |_|    All  other  members  collectively  own  69.15%  of THCG
                         Partners  LLC,   representing   an  aggregate   capital
                         contribution of $3.8 million.

         o THCG LLC owns 9.9% of THCG Venture Partners I, representing a capital commitment of $1.98 million.

Structure of Interests in Partner Companies

         To date, in exchange for cash investments, THCG Venture Partners I has acquired equity interests in our partner companies consisting of common stock or convertible preferred stock. Whenever possible, THCG Venture Partners I has obtained the right to designate at least one director of our partner companies and has obtained rights of participation in, or control over, a number of material decisions affecting our partner companies. THCG Venture Partners I has also negotiated for additional rights, including registration rights, rights of first refusal, co-sale rights, anti-dilution protection and preemptive rights relating to our partner companies' issuances of additional equity. THCG Venture Partners I has also required our partner companies to appoint designated directors to the executive, audit and compensation committees of their boards of directors. On certain occasions, we have acquired an equity interest in our partner companies at the same time THCG Venture Partners I acquired its equity interest.

         The convertible preferred stock that THCG Venture Partners I has acquired in our partner companies generally votes as if it were converted into common stock. Conversion is at the holder's option or is automatic upon an initial public offering of the common stock of our partner company that meets criteria generally relating to the total offering size and offering price per share.

         In the future, we intend to acquire direct equity interests of at least 25% in our partner companies. We plan to adopt the same acquisition strategy that THCG Venture Partners I has applied in the past. We have changed our strategy because we believe we can maximize the potential value of our partner companies if we acquire greater interests in a smaller selection of partner companies in which we have the resources to actively participate in their development. In addition, we plan to take a more active role in managing, operating and financing our partner companies. If we are successful in our strategy of actively managing the operations of our partner companies, we believe we will be able to avoid regulation under the Investment Company Act.

VENTURE DEVELOPMENT SERVICES

         The nature of the venture development services that we provide to our partner companies is dictated by their stage of development. We expect that our partner companies will be in one of the following four stages of development, which we classify as tiers:

         o Tier Zero. Tier Zero companies are those companies that have business ideas but no financial resources or expertise to help develop those ideas into a meaningful business plan. At Tier Zero, we form companies that fit into our business strategy and add value to our partner company network. We then develop and refine the new company's business model; lend management resources to facilitate the initial marketing, business development and strategic development of the company; hire employees; provide office space; and assume all financial, accounting and legal functions.

         o        Tier I. Tier I companies are in an early stage of development.
                  These companies have a business plan but have limited or no infrastructure or institutional financing to implement their business plan.

         o Tier II. Tier II companies are more developed than Tier I companies. These companies are operational, but still need business strategy refinement, assistance with technology issues, operations support, financing and possibly interim management.

         o        Tier III.  Tier III  companies  are  seasoned  companies.  The companies are more developed than Tier II companies, but require marketing and branding, business development, financial advisory services and substantial financing.

         We provide a wide range of venture development services to our partner companies which include:

         o strategic guidance regarding market positioning, business model development and market trends;

         o        technology and operations planning;

         o        sales, marketing, product positioning and branding;

         o        market launch programs and implementation consulting;

         o        e-commerce consulting; and

         o        interim management.

Venture Development Fees

         For our venture development services, we negotiate fees with our partner companies based on the scope of venture development services that we are engaged to provide. Our fees are generally paid in cash, securities or a combination of both. In addition, we are typically reimbursed for the expenses we incur in providing our venture development services.

VENTURE BANKING SERVICES

         We provide our partner companies with venture banking services through Tower Hill Securities, a registered broker-dealer and a member of the National Association of Securities Dealers. Our venture banking services encompass four principal areas:

         o General financial advisory services. We assist our partner companies in planning and developing their capital structures. In addition, we provide our partner companies with valuations and fairness opinions.

         o Capital raising. We help our partner companies implement private placements of equity and debt securities. Typically, we seek to effect private placements of equity ranging in amounts from approximately $5 million to $50 million. Our capital raising activities include preparing private offering documents, identifying potential strategic and financial investors, assessing commitment offers, negotiating the terms of commitments and managing all phases of documentation and transaction execution.

         o Mergers and acquisitions. We assist our partner companies in evaluating, structuring and negotiating acquisitions, dispositions and other transactions on terms and conditions consistent with our partner company's overall strategic and financial objectives. Our services include identifying and negotiating with potential purchasers and acquisition targets, assisting in due diligence reviews, preparing financial analyses and valuations of a purchaser or target, determining the appropriate capital structure for the transaction and managing all phases of the transaction.

         o Recapitalizations and refinancings. We assist our partner companies by analyzing their capital needs and effecting recapitalizations and refinancings to meet those needs. Our services include evaluating a partner company's existing capital structure and needs, assessing the potential impact of corporate finance alternatives, preparing communications to stockholders, debtholders, potential investors and other interested parties, and assisting with the implementation of the chosen alternatives.

Venture Banking Commissions

         For our venture banking services, we generally receive a retainer payment, usually ranging from $25,000 to $100,000, with the majority of our project-related fees payable only upon the successful conclusion of an engagement. Generally, our fees are paid in a combination of cash and securities. Because we are engaged in a capital intensive business, we must pay certain fixed costs before we receive payment for our services, which payment may or may not be in cash.

         The success fees we receive upon completion of an engagement depend upon the type of engagement. Descriptions of the success fees that we generally expect to receive are set forth below:

         Capital raising. Upon the closing of an equity capital raising transaction, we will generally receive cash success fees in an amount equal to 5% to 7.5% of the amount of capital raised. In addition, we generally receive additional success fees in the form of warrants to purchase the securities issued by our partner company in the transaction. Such warrants are generally in a dollar amount equal to 10% of the amount of securities sold in the transaction and are exercisable for five years at a price equal to the price for the securities paid by the investors in the transaction. In instances where the capital raising transaction includes the issuance of warrants and/or options to purchase additional securities, we will generally receive additional cash success fees equal to 3% of any amount of capital raised upon the exercise of the warrants and/or options at the time that capital is actually received by our partner company.

         Mergers and acquisitions; recapitalizations and refinancings. In connection with an engagement in which we provide strategic and other advisory services to a partner company involved in a sale, purchase or exchange of assets, a merger or consolidation, a leveraged buyout, the formation of a joint venture, a minority investment or partnership, a leveraged recapitalization, spin-off or any similar transaction, we generally receive a prescribed success fee at the time that the transaction is concluded. While the amount of this fee is dependent to some extent upon the anticipated nature, complexity and duration of the specific engagement, these fees generally range from $250,000 to $1,500,000 and are paid in cash. In order to avert a potential divergence of interests between ourselves and our partner companies, we generally seek to avoid setting fees that are dependent upon the consideration paid or received in the transaction. However, we will occasionally receive significant incentive compensation if we are able to maximize the consideration a selling entity receives.

OUR PARTNER COMPANIES

         As of March 30, 2000, we had acquired equity interests in the following partner companies. We also provide either venture development or venture banking services, or both, to the following partner companies:

                                                                                                      Our
                                                                                Total Position     Ownership     Portfolio
                                                                                 of THCG and      Percentage      Company
              Company         Industry      Description of Business             Affiliates (1)        (2)          Since
              -------         --------      -----------------------             --------------        ---          -----
Advanced Technology and Services

              Globecom        Software      Provides broadband-enabled              18.0%            3.2%           2000
              Interactive     and Services  presentation of products and
              Commerce,                     services.
              Inc.

              IT Utility,     Application   Internet-based "Total Solution          34.9%            14.4%          1999
              Inc.            Service       Provider" that manages the
                              Provider      entire information technology
                                            platform and network for its
                                            clients, including hardware and
                                            legacy software.

Brick & Mortar, Implementing an Internet-based Strategy

              Designer        Designer      High-end online consortium of           12.5%            12.5%          1999
              Jewelry Online  Jewelry       manufacturers and retailers of
                                            designer jewelry.

              Gifts With      Religious     Christian oriented e-commerce           12.0%            12.0%          2000
              Love            Products      gift site.

Internet-based Businesses

              Al-Bawaba.com,  Middle        Developer of an on-line portal          17.9%            5.6%           2000
              Inc.            Eastern       to serve the Middle East.
                              portal

              Convergence     Youth         Leverages the Internet to change        21.2%            8.0%           2000
              MediaGroup,     Marketing     the way brands are marketed to
              Inc.                          youth.

              Global Credit   Business      Provides commercial credit              39.1%            26.9%          2000
              Services, Inc.  Intelligence  information and credit-risk
                                            assessment services on retail
                                            companies in various segments to
                                            its corporate clientele.

              Test            Test          Internet-based test preparation         13.4%            2.4%           1999
              University,     Preparation   service designed to help
              Inc.                          students prepare for
                                            standardized examinations.

(1) Includes total position held by THCG, Inc., its wholly-owned subsidiaries and THCG Venture Partners I LLC, assuming the conversion of warrant positions, on a fully-diluted basis.

(2) Includes total position held by THCG, Inc. and its wholly-owned subsidiaries, assuming the conversion of warrant positions, on a fully-diluted basis. Includes THCG, Inc.'s pro-rata ownership of the position held by THCG Venture Partners I LLC.

CASE STUDIES OF SELECTED PARTNER COMPANIES

         The following is a description of the venture funding, venture development and venture banking services which we have provided or are providing to some of our partner companies:

Globecom Interactive Commerce, Inc. (formerly known as Modernita Interactive Commerce, Inc.)

         Globecom Interactive Commerce, Inc. provides broadband-enabled presentation of products and services. On February 9, 2000, THCG Venture Partners I invested $3 million in Globecom Interactive Commerce, for which THCG Venture Partners I received shares of Series A Convertible Redeemable Preferred Stock. In addition, Globecom Interactive Commerce retained us to provide business planning and human resource services, and to help it raise $10 million in additional capital. For our venture banking services, Globecom Interactive Commerce paid us a cash fee and issued Tower Hill Securities a warrant to purchase shares of Globecom Interactive Commerce's Series A Convertible Redeemable Preferred Stock.

IT Utility, Inc.

         IT Utility, Inc. is an Internet-based "Total Solution Provider" that manages the entire information technology platform and network for its clients, including hardware and legacy software. On November 30, 1999, we invested $215,000 in IT Utility, for which we acquired shares of IT Utility's Series A Convertible Preferred Stock. On December 30, 1999, THCG Venture Partners I invested $2.1 million in IT Utility, for which THCG Venture Partners I acquired shares of IT Utility's Series B Convertible Preferred Stock. In addition, IT Utility retained us to provide it with complete marketing services (including framing and positioning the business, coordinating its public relations strategy, conducting focus groups, developing sites and consulting on overall strategy) and business assistance (including budget planning, human resource planning and operational buildout assistance). IT Utility also retained us to assist it in identifying its future capital needs and creating a funding strategy to meet them. In connection with our venture development services, we received shares of common stock of IT Utility. In connection with these venture banking services, IT Utility paid us a cash fee and issued Tower Hill Securities a warrant to purchase shares of IT Utility's Series B Convertible Preferred Stock.

Designer Jewelry Online

         Designer Jewelry Online is a high-end online consortium of manufacturers and retailers of designer jewelry. On March 9, 2000, Designer Jewelry Online retained us to provide it with venture development and venture banking services to assist it in creating an e-commerce solution for fine jewelry retailers and manufacturing companies online. Our services will include creating a detailed business plan, financial models, capitalization programs, and management recruiting and assistance. For our venture development and venture banking services, we received an equity position in Designer Jewelry Online.

Al-Bawaba.com, Inc.

         Al-Bawaba.com, Inc. is a developer of an on-line portal to serve the Middle East. On March 20, 2000, THCG Venture Partners I invested $3 million in Al-Bawaba, for which THCG Venture Partners I received shares of Series A Convertible Redeemable Preferred Stock. In addition, Al-Bawaba retained us to assist it in raising $10 to $15 million in additional capital. For these venture banking services, Al-Bawaba paid us a cash fee and issued Tower Hill Securities shares of its common stock.

Convergence MediaGroup, Inc.

         Convergence MediaGroup leverages the Internet to change the way brands are marketed to youth. On March 1, 2000, THCG Venture Partners I invested $2.5 million in Convergence MediaGroup, for which THCG Venture Partners I received shares of Convergence MediaGroup's Series A Preferred Stock. We also received shares of Convergence MediaGroup's common stock for agreeing to provide Convergence MediaGroup with future financing. In addition, Convergence MediaGroup retained us to provide venture development services, for which Convergence MediaGroup issued us shares of Series A Preferred Stock, and venture banking services, for which Convergence MediaGroup paid us a cash fee and issued us a warrant to purchase shares of Convergence MediaGroup's Series A Preferred Stock.

Global Credit Services, Inc.

         Global Credit Services, Inc. provides to its corporate clients commercial credit information and credit-risk assessment services on retail companies in various segments. On February 7, 2000, THCG Venture Partners I invested $2 million in Global Credit Services, for which it acquired shares of common stock. At the same time, we acquired shares of Global Credit common stock from Global Credit's stockholders in exchange for shares of our common stock. In addition, Global Credit Services retained us to assist it in raising $3 to $5 million in additional capital. For these venture banking services, Global Credit Services paid us a cash fee and issued us a warrant to purchase shares of Global Credit Services' common stock.

Test University, Inc.

         Test University, Inc. provides Internet-based test preparation services designed to help students prepare for standardized examinations. On December 31, 1999, THCG Venture Partners I invested $3 million in Test University, for which THCG Venture Partners I acquired shares of Test University's Series A Convertible Preferred Stock and common stock. In addition, we have been retained to raise $10 to $15 million in additional capital and to provide other investment banking services. In connection with our venture banking services, we were paid a cash fee and we received a warrant to purchase Test University's Series A Convertible Preferred Stock.

         In addition to our partner companies, as of March 30, 2000, we had equity interests in the companies set forth below. We do not provide venture banking or venture development services to these companies. Unless otherwise noted, these interests were acquired by either Tower Hill Securities or Walnut prior to November 1, 1999 and the implementation of our new business strategy.

                                                                                                      Our
                                                                                Total Position     Ownership     Portfolio
                                                                                 of THCG and      Percentage      Company
              Company         Industry      Description of Business             Affiliates (1)        (2)          Since
              -------         --------      -----------------------             --------------        ---          -----

Advanced Technology and Services

              Daleen          Software      Provides next-generation billing          *                *            1997
              Technologies,   and Services  and customer care software that
              Inc.                          can provide an enterprise
                                            solution for integrated
                                            communications providers.

              Interleaf,      Software      Provides software and services            *                *            1999
              Inc.            and Services  for the creation and
                                            distribution of e-content. In
                                            January 2000, Interleaf announced it
                                            was being purchased by Broadvision.

              LogNet Systems  Software      Serves the market for                    6.6%            6.6%           1999
                              and Services  Internet-to-Host connectivity,
                                            terminal connectivity and
                                            host/client printing solutions.

              Novazen, Inc.   Software      An emerging technology firm               *                *            1999
                              and Services  focused on providing advanced
                                            Internet customer care and
                                            electronic bill presentment and
                                            payment solutions for industries
                                            including communications, utility
                                            and financial services.


                                                                                                      Our
                                                                                Total Position     Ownership     Portfolio
                                                                                 of THCG and      Percentage      Company
              Company         Industry      Description of Business             Affiliates (1)        (2)          Since
              -------         --------      -----------------------             --------------        ---          -----

Advanced Technology and Services (cont'd)

              Real Time       Software      Provides e-commerce and                   *                *            1999
              Image Ltd       and Services  collaboration tools for
                                            commercial print companies
                                            enabling printers to deliver
                                            high quality products faster and
                                            cheaper.

              Softwatch       Software      Provides Internet customer               1.3%            1.3%           1999
                              and Services  relationship management
                                            solutions to pharmaceutical
                                            companies and healthcare vendors.

              WebMethods,     Software      Provides infrastructure software         2.5%              *            1997
              Inc. (4)        and Services  and services that allow
                                            companies to achieve
                                            business-to-business integration.

Brick & Mortar, Implementing an Internet-based Strategy

              Etravnet.com    Travel        Sells travel services to                 1.0%            1.0%           1999
                              Services      consumers via its franchised
                                            stores, through its web site and
                                            through its web franchises.

              Fashion500.com  Consumer      Provides two approaches to sell           *                *            1999
                              e-commerce    fashion products over the
                                            Internet. It is developing a
                                            platform to support sales by
                                            designers through their own web
                                            sites, as well as through an
                                            aggregated web site maintained by
                                            Fashion500.

              VINnet          Government    Provides electronic vehicle              5.5%            5.5%           1995
                              services      registration and titling
                                            services on behalf of
                                            participating states'
                                            departments of motor vehicles.
Internet-based Businesses

             Bikini.com       Consumer      Developing a media brand                  *                *            1999
                              Entertainment identity associated with beach
                                            wear and fun.

             iBeauty          Prestige      An Internet-based retailer of            1.3%            1.3%           1999
                              Beauty        prestige designer fragrances.
                              Products

             Market Player    Financial     Online provider of stock                 2.7%            1.2%           2000
             (3)              Education     competitions and financial tools
                                            such as stock screening, stock
                                            charting, and news for
                                            individual investors.

             Passport New     Consumer      Internet-based service that will         2.5%            0.2%           2000
             Media (3)        Entertainment allow children to experience the
                                            Internet and other digital
                                            content in a safe atmosphere
                                            immune from any bandwidth
                                            constraints.

             TechOnLine       Technical     Web site that provides                   3.8%            3.8%           1999
                              Education     technology professionals with
                                            knowledge to select and
                                            integrate technologies into new
                                            products.

* Less than 1%.

(1) Includes total position held by THCG, Inc., its wholly-owned subsidiaries and THCG Venture Partners I LLC, assuming the conversion of warrant positions, on a fully-diluted basis.

(2) Includes total position held by THCG, Inc. and its wholly-owned subsidiaries, assuming the conversion of warrant positions, on a fully-diluted basis. Includes THCG, Inc.'s pro-rata ownership of the position held by THCG Venture Partners I LLC.

(3) We acquired our equity interest in this company after November 1, 1999.

(4) Total  position  held   exclusively  by  Walnut  Growth   Partners   Limited
    Partnership, of which a wholly-owned subsidiary of THCG is the general partner.

         As of March 30, 2000, we also had equity positions in approximately 30 additional companies that were acquired prior to November 1, 1999 by Walnut Financial Services, Inc. We expect to liquidate our equity positions in those companies as market opportunities permit.

ACCOUNTS RECEIVABLE FACTORING BUSINESS

         We engage in the accounts receivable factoring business through our wholly owned subsidiaries, Pacific Financial Services Corporation, a Washington corporation based in Bellevue, Washington, and Inland Financial Corporation, a Washington corporation based in Spokane, Washington. We are currently engaged in a strategic review of our accounts receivable factoring business and its compatibility with our new business strategy.

         Inland Financial and Pacific Financial generally provide financing to their clients by purchasing accounts receivable owed to the clients by the client's customers, usually on a non-recourse basis, for a fee that is generally equal to 0.5% to 2% of the factored sales volume. Inland Financial and Pacific Financial also provide their clients with access to credit management, collection and information services, including certain computerized accounting services, as well as credit assurance.

         Inland Financial and Pacific Financial guarantee the collection of each client's pre-approved receivables or receivables from each client's customers with pre-approved credit lines. Payment for receivables which are credit-approved by Inland Financial or Pacific Financial is made to the client after collection from the client's customer or, if the receivable is not paid based solely on the customer's financial inability to pay, payment is made to the client after an agreed upon period of time, usually 90 to 120 days after the due date of the receivable. Frequently, Inland Financial and Pacific Financial also advance funds to its clients prior to collection of receivables and charge interest on such advances (in addition to any factoring fees) at an annual rate generally equal to 1% to 4% over the prime rate in effect from time to time.

          Inland Financial and Pacific Financial also provide equipment inventory financing to some of their factoring clients and guarantee amounts due under letters of credit issued to their clients which are collateralized by accounts receivable and other assets.

COMPETITION

Competition for Overall Venture Funding, Venture Development and Venture Banking Market

         We compete against numerous public companies such as CMGI, Inc., Internet Capital Group, Inc., Rare Medium Group, Inc. and Softbank Corp., as well as private companies such as Idealab! and Divine Interventures, Inc., that provide some combination of the venture funding, venture development and venture banking services that we provide. Many of these competitors have longer operating histories, larger installed client bases, greater name recognition, more experience and significantly greater financial, technical, marketing and other resources than we do. We expect that competition from both private and public companies in our markets will intensify. At any time, our current and potential competitors could increase their resource commitments to our markets. Among other adverse consequences, this competition may diminish our ability to identify, attract and develop relationships with partner companies. As a result, our business, operating results and financial condition could be materially and adversely affected.

Competition for Individual Venture Funding, Venture Development and Venture Banking Markets

         The individual markets for venture funding, venture development and venture banking services are intensively competitive and characterized by an increasing number of entrants because the barriers to entry in these markets are relatively low.

         In providing venture funding services, we compete directly against traditional venture capital and private equity firms and public and private companies with venture funds. Many of these competitors have significantly greater experience and financial resources than we have. In addition to these competitors, numerous public companies such as CMGI, Inc., Internet Capital Group, Inc., Rare Medium Group, Inc. and Softbank Corp., as well as private companies such as Idealab! and Divine Interventures, Inc., devote significant resources to providing capital together with other resources to Internet companies. Additionally, corporate strategic investors, including Fortune 500 and other significant companies, are developing Internet strategies and capabilities. Many of these competitors have significantly greater financial resources and brand name recognition than we do, and the barriers to entry for companies seeking to provide capital and other resources to entrepreneurs and their emerging technology companies are minimal. We expect that competition from both private and public companies with business models similar to our own will intensify. Among other adverse consequences, this competition may diminish the pool of potential investment opportunities and raise the cost of making future investments. As a result, our financial condition, operating results and business could be materially and adversely affected.

         In providing venture development services, we compete directly against strategy consulting firms and management consulting firms. In providing venture banking services, we compete directly with other investment banking and merchant banking firms which vary in size from small, privately-owned firms to very large, publicly-held corporations. We also face increasing competition from other sources, such as commercial banks, insurance companies and consulting firms offering financial services. The principle competitive factors in the investment banking and financial services industry include transaction experience, breadth of services offered, innovation, reputation and price. Many of our current and potential competitors in the venture development and venture banking markets have longer operating histories, larger installed clients bases, greater name recognition, more experience and have significantly greater financial, technical, marketing and other resources than we do. As a result, our competitors may be more attractive partners to Internet-based businesses. In addition, our competitors may be able to respond more quickly to changes in client needs, service more clients simultaneously and undertake more extensive marketing campaigns. We cannot assure you that we will be able to compete successfully against our current or future competitors or that competitive pressures will not have a material adverse effect on our business, operating results and financial condition.

Competition Facing our Partner Companies

         Competition for Internet-related products and services is intense. As the market for e-commerce grows, we expect that competition will intensify. Barriers to entry are minimal, and competitors can offer products and services at a relatively low cost. Further, our partner companies' competitors may develop Internet products or services that are superior to, or have greater market acceptance than, the solutions offered by our partner companies. Many of our partner companies' competitors have greater brand recognition and greater financial, marketing and other resources than our partner companies. This may place our partner companies at a disadvantage in responding to their competitors' pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives. If our partner companies are unable to compete successfully, they will fail and it could have a material adverse effect on our business and financial condition.

Competition Facing Inland Financial and Pacific Financial

         Inland Financial and Pacific Financial compete with a small number of very large factoring companies operating nationally and a multitude of small companies generally operating on a local or regional basis. In addition to the greater traditional sources of financing available to larger factoring companies, larger factoring companies also are able to participate in the securitization of factored advances collaterized by factored accounts receivable.

GOVERNMENT REGULATION

Investment Company Act of 1940

         We are not currently required to be registered under the Investment Company Act. Generally, a company must register under the Investment Company Act and comply with significant restrictions on operations and transactions if: (1) its investment securities exceed 40% of its total assets, or (2) it holds itself out as being "primarily engaged" in the business of investing, owning or holding securities. At this time, less than 40% of our total assets are investment securities. If, in the future, our investment securities exceed 40% of our total assets, we believe that we will not be required to register under the Investment Company Act because we believe that we are "primarily engaged" in a non-investment company business through our wholly-owned subsidiaries and that we do not otherwise meet the requirements for registering under the Investment Company Act. However, if more than 40% of our total assets are investment securities and we are no longer "primarily engaged" in a non-investment company business through our wholly-owned subsidiaries, we believe that we will be "primarily engaged" in a non-investment company business through our majority-owned subsidiaries and controlled subsidiaries and we will then promptly file with the Securities and Exchange Commission an exemptive application under Section 3(b)(2) of the Investment Company Act to have the Securities and Exchange Commission so declare. If we do not receive exemptive relief, then we may be required to register under the Investment Company Act. Registration under the Investment Company Act would be inconsistent with our present business strategy and would have a material and adverse effect on our business, financial condition and operating results. Moreover, we might be subject to civil and criminal penalties for failure to register, certain of our contracts might be voidable and a court-appointed receiver could take control of our company and liquidate our business.

         To avoid regulation under the Investment Company Act, we would have to attempt to reduce our investment securities to less than 40% of our total assets. This reduction can be attempted in a number of ways, including the disposition of investment securities and the acquisition of non-investment security assets. If we were required to sell investment securities, we may sell them sooner than we otherwise would. These sales may be at depressed prices, and we may not realize anticipated benefits from, or may incur losses on, these investments. Some investments may not be sold due to contractual or legal restrictions or the inability to locate a suitable buyer. Moreover, we may incur tax liabilities when we sell assets. We may also be unable to purchase additional investment securities that may be important to our operating strategy. If we decide to acquire non-investment security assets, we may not be able to identify and acquire suitable assets and businesses.

         If we are deemed to be, and required to register as, an investment company, we will be forced to comply with the numerous and burdensome substantive requirements of the Investment Company Act, including:

         o        limitations on our ability to borrow;

         o        limitations on our capital structure;

         o restrictions on acquisition of equity interests in partner companies;

         o        prohibitions on transactions with affiliates;

         o        restrictions on specific investments; and

         o compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations.

         If we were forced to comply with the rules and regulations of the Investment Company Act, our operations would significantly change, and we would be prevented from successfully executing our business strategy. As a result, our business, financial condition and operating results would be materially and adversely affected.

NASD Regulation

         Our wholly-owned subsidiary, Tower Hill Securities, is a registered broker-dealer and a member of the National Association of Securities Dealers, or NASD. As a registered broker-dealer and NASD member, Tower Hill Securities and its principals, registered representatives and other associated persons must comply with applicable federal and state securities laws, rules and regulations and with the rules of the NASD.

         Broker-dealers are subject to regulations which cover all aspects of the securities business including: sales methods and supervisions; trade practices; capital structure; use and safekeeping of customer's funds and securities; recordkeeping; and the conduct of directors, officers and employees.

         As a registered broker-dealer and NASD member, Tower Hill Securities is subject to the Net Capital Rule, or Rule 15(c)3-1, under the Securities Exchange Act of 1934 which requires the maintenance of minimum regulatory net capital and a specified ratio of aggregate indebtedness to net capital, both as defined in that rule, which shall not exceed 15 to 1. The Net Capital Rule is designed to measure the general financial integrity and liquidity of a broker-dealer and requires that at least a minimal portion of its assets be kept in relatively liquid form. Failure to maintain the required net capital may subject a firm to suspension or expulsion by the NASD, the SEC and other regulatory bodies and may ultimately require its liquidation.

         Additional legislation, changes in rules promulgated by the SEC and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the mode of operation and profitability of broker-dealers. The SEC, self-regulatory organizations and state securities commissions may conduct administrative proceedings which can result in censure, fine, the issuance of cease and desist orders or the suspension or expulsion of a broker-dealer, its officers or employees.

Other Regulations and Legal Uncertainties

         Currently, there are few laws or regulations directed specifically at e-commerce. However, because of the Internet's popularity and increasing use, new laws and regulations may be adopted. These laws and regulations may cover issues such as the collection and use of data from web site visitors and related privacy issues, pricing, content, copyrights, promotions, distribution and quality of goods and services, registration of domain names and use, and export and distribution of encryption technology. The enactment of any additional laws or regulations may impede the growth of the Internet and e-commerce, which could decrease revenues of our partner companies and place additional financial burdens on them.

         Laws and regulations directly applicable to e-commerce or Internet communications are becoming more prevalent. For example, Congress recently enacted laws regarding online copyright infringement and the protection of information collected online from children. Although these laws may not have a direct adverse affect on our business or the businesses of our partner companies, they add to the legal and regulatory burdens faced by Internet-based businesses. Other areas of potential legislative activity are:

         o Taxes. Congress has enacted a three-year moratorium, ending on October 21, 2001, on the application of "discriminatory" or "special" taxes by the states on Internet access or on products and services delivered over the Internet. Congress further declared that there will be no federal taxes on e-commerce until the end of the moratorium. However, this moratorium does not prevent states from taxing activities or goods and services that the states would otherwise have the power to tax. Furthermore, the moratorium does not apply to certain state taxes that were in place before the moratorium was enacted.

         o Online privacy. Both Congress and the Federal Trade Commission are considering regulating the extent to which companies should be able to use and disclose information they obtain online from consumers. If any regulations are enacted, Internet-based businesses may find certain marketing activities restricted. Also, the European Union has directed its member nations to enact privacy protection laws that are generally more stringent than those found in the United States, and has threatened to prohibit the export of certain personal data to United States companies if similar measures are not adopted. Such a prohibition could limit the growth of foreign markets for United States Internet-based businesses. The Department of Commerce is negotiating with the Federal Trade Commission to provide exemptions from the European Union regulations, but the outcome of these negotiations is uncertain.

         o Regulation of communications facilities. To some extent, the rapid growth of the Internet in the United States has been due to the relative lack of government intervention in the marketplace for Internet access. Lack of intervention may not continue in the future. For example, several telecommunications carriers are seeking to have telecommunications over the Internet regulated by the Federal Communications Commission in the same manner as other telecommunications services. Additionally, local telephone carriers have petitioned the Federal Communications Commission to regulate Internet service providers in a manner similar to long distance telephone carriers and to impose access fees on such providers. Some Internet service providers are seeking to have broadband Internet access over cable systems regulated in much the same manner as telephone services, which could slow the deployment of broadband Internet services. Because of these proceedings or others, new laws or regulations could be enacted which could burden the companies that provide the infrastructure on which the Internet is based, thereby slowing the rapid expansion of the medium and its availability to new users.

         o Other regulations. The growth of the Internet and e-commerce may lead to the enactment of more stringent consumer protection laws. The Federal Trade Commission may use its existing jurisdiction to police e-commerce activities, and it is possible that the Federal Trade Commission will seek authority from Congress to regulate certain online activities. The Federal Trade Commission has already enacted a statute governing the collection of information online from children.

EMPLOYEES

         On March 20, 1999, we had 28 employees. None of the foregoing employees is represented by a collective bargaining agreement, and we believe that our relationship with our own employees and the relationship of our subsidiaries with their respective employees are good.

Forward-Looking Statements

         This Annual Report on Form 10-K contains a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Specifically, all statements other than statements of historical facts included in this Annual Report on Form 10-K, or incorporated herein by reference, regarding our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. When used in this Annual Report on Form 10-K, including the information incorporated by reference, the words anticipate, believe, estimate, expect, may, will, continue, intend and plan and words or phrases of similar import, as they relate to our financial position, business strategy and plans, or objectives of management, are intended to identify forward-looking statements. These cautionary statements reflect our current view regarding future events and are subject to risks, uncertainties and assumptions related to various factors which include but may not be limited to those listed below under the heading "Factors Affecting our Future Performance" and other cautionary statements in this Annual Report on Form 10-K and in the information incorporated herein by reference.

         Although we believe that our expectations are reasonable, we cannot assure you that our expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in this Annual Report on Form 10-K as anticipated, believed, estimated, expected, intended or planned. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

FACTORS AFFECTING OUR FUTURE PERFORMANCE

         You should carefully consider the factors described below. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us may also affect our business.

         If we do not successfully address any of the risks described below, there could be a material adverse effect on our business, financial condition and operating results and the market price of our common stock may decline. We cannot assure you that we will successfully address these risks.

Our business, as currently conducted, has a limited operating history, and it is difficult to predict whether our business will be successful.

         On November 1, 1999, we withdrew our election to be regulated as a business development company under the Investment Company Act. At the same time, we shifted our business focus from that of investing in securities to that of an operating company actively engaged in providing venture funding, venture development and venture banking services to both Internet-based businesses and partner companies while actively participating in the management, financing and operation of those companies. As a result, our business, as currently conducted, has a limited operating history. Our prospects must be considered in light of the risks and uncertainties frequently encountered by companies expanding into a new and rapidly evolving area such as the Internet. Many of the risks, uncertainties, delays and difficulties associated with providing venture funding, venture development and venture banking services to and operating Internet-based businesses are beyond our control. We cannot assure our stockholders that we will be successful in meeting the challenges and addressing the risks that we face in this new and rapidly changing market.

Our business is capital intensive and we may not be able to secure additional capital when we need it in the future to support our growth.

         Our business is capital intensive. In the future, we expect periodically to raise the funds to acquire equity interests in and establish new partner companies, to support our operations and expand our venture development and venture banking services and to support the operations and growth of our partner companies. Our future capital requirements will depend in large part on the number of partner companies in which we acquire equity interests and which we establish, the amounts of capital we provide to these companies and the timing of these payments. Our plans and the related capital requirements will be dependent on various factors, such as developments in our markets and the availability of acquisition and entrepreneurial opportunities. If we are successful in selling additional equity securities, our then existing stockholders may suffer significant dilution. However, we may not be able to obtain financing on acceptable terms, or at all, when we need it. If we require, but are unable to obtain, additional financing in the future on acceptable terms, or at all, we will not be able to continue our business strategy, respond to changing business or economic conditions, withstand adverse operating results or compete effectively, and our business, financial condition and operating results may be materially and adversely affected as a result.

Our investments in our partner companies are risky.

         A portion of our assets include equity interests which we have directly and indirectly acquired in our partner companies. As of March 30, 2000, our venture fund had acquired interests in eight companies, with its equity stakes in these companies ranging from 1.7% to 22.7%. As of March 30, 2000, the aggregate cost of our venture fund's investments totaled approximately $16.6 million. In the future, we expect to acquire direct equity interests of at least 25% in our partner companies. Decreases in the value of our partner companies will have an adverse effect on our business, financial condition and operating results. Even though we intend to be actively involved in the affairs of our partner companies, because we own or will own less than a majority of the shares of our partner companies, we may not be able to control the policies or directions that these companies take.

         All of our partner companies are in the early stages of development, and we cannot assure you that these companies will be able to successfully achieve their business goals in a timely manner or at all. Our strategy is to realize a return on our equity interests in these companies by liquidating these investments through sales of equity or otherwise. We cannot assure you that we will realize any return on any of these investments. Moreover, the trading price of our common stock may be adversely affected if we do not realize any return on these investments, or if that return is lower than the market expects. The failure of one or more of the companies in which we have invested, and the timing of any dispositions of our investments in these companies, could have a material adverse effect on our business, financial condition and operating results and on the market price of our common stock.

We will not be able to successfully execute our business strategy if we are deemed to be an investment company under the Investment Company Act of 1940.

         We are not currently required to be registered under the Investment Company Act. Generally, a company must register under the Investment Company Act and comply with significant restrictions on operations and transactions if: (1) its investment securities exceed 40% of its total assets, or (2) it holds itself out as being "primarily engaged" in the business of investing, owning or holding securities. At this time, less than 40% of our total assets are investment securities. If, in the future, our investment securities exceed 40% of our total assets, we believe that we will not be required to register under the Investment Company Act because we believe that we are "primarily engaged" in a non-investment company business through our wholly-owned subsidiaries and that we do not otherwise meet the requirements for registering under the Investment Company Act. However, if more than 40% of our total assets are investment securities and we are no longer "primarily engaged" in a non-investment company business through our wholly-owned subsidiaries, we believe that we will be "primarily engaged" in a non-investment company business through our majority-owned subsidiaries and controlled subsidiaries and we will then promptly file with the Securities and Exchange Commission an exemptive application under Section 3(b)(2) of the Investment Company Act to have the Securities and Exchange Commission so declare. If we do not receive exemptive relief, then we may be required to register under the Investment Company Act. Registration under the Investment Company Act would be inconsistent with our present business strategy and would have a material and adverse effect on our business, financial condition and operating results. Moreover, we might be subject to civil and criminal penalties for failure to register, certain of our contracts might be voidable and a court-appointed receiver could take control of our company and liquidate our business.

         To avoid regulation under the Investment Company Act, we would have to attempt to reduce our investment securities to less than 40% of our total assets. This reduction can be attempted in a number of ways, including the disposition of investment securities and the acquisition of non-investment security assets. If we were required to sell investment securities, we may sell them sooner than we otherwise would. These sales may be at depressed prices, and we may not realize anticipated benefits from, or may incur losses on, these investments. Some investments may not be sold due to contractual or legal restrictions or the inability to locate a suitable buyer. Moreover, we may incur tax liabilities when we sell assets. We may also be unable to purchase additional investment securities that may be important to our operating strategy. If we decide to acquire non-investment security assets, we may not be able to identify and acquire suitable assets and businesses.

         If we are deemed to be, and required to register as, an investment company, we will be forced to comply with the numerous and burdensome substantive requirements of the Investment Company Act, including:

         o        limitations on our ability to borrow;

         o        limitations on our capital structure;

         o restrictions on acquisition of equity interests in partner companies;

         o        prohibitions on transactions with affiliates;

         o        restrictions on specific investments; and

         o compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations.

         If we were forced to comply with the rules and regulations of the Investment Company Act, our operations would significantly change, and we would be prevented from successfully executing our business strategy. As a result, our business, financial condition and operating results would be materially and adversely affected.

The price of our common stock has been volatile.

         The market price of our common stock has been, and is likely to continue to be, volatile, experiencing wide fluctuations. In recent years, the stock market has experienced significant price and volume fluctuations which have particularly affected the market prices of equity securities of many companies providing Internet-related products and services. Some of these fluctuations appear to be unrelated or disproportionate to the operating performance of these companies. Future market movements may materially and adversely affect the market price of our common stock.

Fluctuations in our financial performance could adversely affect the trading price of our common stock.

         Our operating results may fluctuate as a result of a variety of factors, many of which are beyond our control, including:

         o the number of our partner companies with which we have established relationships and the size and scope of the venture funding, venture development and venture banking services which we are engaged to provide;

         o reductions, cancellations or completions of major engagements to provide venture development, venture banking and/or venture funding services;

         o the loss of significant partner companies or a change of scope in the venture funding, venture development and venture banking services that we are providing to them;

         o the efficiency with which we utilize our professionals, plan and manage our existing and new partner companies and manage our future growth;

         o variability in market demand for venture funding, venture development and venture banking services;

         o        our ability to retain and attract qualified professionals;

         o        our   ability  to  provide  our   venture   funding,   venture
                  development and venture banking services within the budgets established by our partner companies;

         o        costs related to expansion of our business;

         o        sales of equity interests in our partner companies;

         o        significant acquisitions;

         o        increased competition; and

         o        general economic conditions.

         As a result of these possible fluctuations, period-to-period comparisons of our operating results may not be reliable indicators of future performance. A significant percentage of our expenses, including those related to employee compensation and facilities, are fixed. If the number of our partner companies and the scope of the venture funding, venture development and venture banking services that we provide to them decreases in any period, then our revenues and operating results may also decrease. In some quarters, our operating results may fall below the expectations of securities analysts and investors due to many factors, including those described above. As a result, the trading price of our common stock would likely decline, and the decline could be significant.

We are dependent on our ability to recruit, train and retain highly skilled and experienced professionals who are in short supply.

         Our ability to provide our partner companies with venture funding, venture development and venture funding services depends in large part on our ability to identify, hire, train and retain highly skilled and experienced professionals who have industry specific expertise and who are proficient in a broad range of technological and business skills. There is a shortage of these highly skilled and experienced personnel and we must compete with other companies for this limited pool of people. We may be unable to attract, train or retain qualified personnel. Failure to do so could have a material adverse effect on our business, financial condition and operating results.

We compete against other larger companies that may be better able to provide Internet-based businesses with the services that we offer.

         We compete against numerous public companies such as CMGI, Inc., Internet Capital Group, Inc., Rare Medium Group, Inc. and Softbank Corp., as well as private companies such as Idealab! and Divine Interventures, Inc., that provide some combination of the venture funding, venture development and venture banking services which we provide. Many of these competitors have longer operating histories, larger installed client bases, greater name recognition, more experience and significantly greater financial, technical, marketing and other resources than we do. We expect that competition from both private and public companies in our markets will intensify. At any time, our current and potential competitors could increase their resource commitments to our markets. Among other adverse consequences, this competition may diminish our ability to identify, attract and develop relationships with partner companies. As a result, our business, financial condition and operating results could be materially and adversely affected.

Competition for venture funding services is intense.

         In providing venture funding services, we compete directly against traditional venture capital and private equity firms and public and private companies with venture funds, and many of these competitors have significantly greater experience and financial resources than we have. In addition to these competitors, numerous public companies such as CMGI, Inc., Internet Capital Group, Inc., Rare Medium Group, Inc. Softbank Corp., as well as private companies such as Idealab! and Divine Interventures, Inc., devote significant resources to providing capital together with other resources to Internet companies. Additionally, corporate strategic investors, including Fortune 500 and other significant companies, are developing Internet strategies and capabilities. Many of these competitors have significantly greater financial resources and brand name recognition than we do, and the barriers to entry for companies seeking to provide capital and other resources to entrepreneurs and their emerging technology companies are minimal. We expect that competition from both private and public companies with business models similar to our own will intensify. Among other adverse consequences, this competition may diminish the pool of potential investment opportunities and raise the cost of making future investments. As a result, our business, financial condition and operating results could be materially and adversely affected .

Competition for venture development and venture banking services is intense.

         The individual markets for venture development and venture banking services are intensively competitive and characterized by an increasing number of entrants because the barriers to entry in these markets are relatively low. In providing venture development services, we compete directly against strategy consulting firms and management consulting firms.

         In providing venture banking services, we compete directly with other investment banking and merchant banking firms which vary in size from small, privately-owned firms to very large, publicly-held corporations. We also face increasing competition from other sources, such as commercial banks, insurance companies and consulting firms offering financial services.

         Many of our current and potential competitors in the venture development and venture banking markets have longer operating histories, larger installed clients bases, greater name recognition and more experience and have significantly greater financial, technical, marketing and other resources than we do. As a result, our competitors may be more attractive partners to Internet-based businesses. In addition, our competitors may be able to respond more quickly to changes in client needs, service more clients simultaneously and undertake more extensive marketing campaigns. We cannot assure you that we will be able to compete successfully against our current or future competitors or that competitive pressures will not have a material adverse effect on our business, financial condition and operating results.

We may fail to successfully establish partner companies or properly identify partner companies in which to acquire equity interests and effectively complete these transactions.

         Our success depends on our ability to identify opportunities to acquire equity interests in or establish partner companies that will become successful in the future and to successfully negotiate the terms of any acquisitions we make. Our management has sole and absolute discretion in identifying and selecting partner companies in which to acquire equity interests or to establish and in structuring, negotiating, undertaking and divesting of equity interests in our partner companies. Our stockholders will not be able to evaluate the merits of the acquisition of an interest in, or the establishment of, any particular partner company before we make the acquisition or establish the company. In addition, in making decisions to acquire equity interests in or establish partner companies, we will rely, in part, on financial projections developed by our management and the management of potential partner companies. These projections will be based on assumptions and subjective judgments. The actual results of our partner companies may differ significantly from these projections. If we have established or acquired equity interests in partner companies that fail to meet their projections or otherwise fail to generate income, our business, financial condition and operating results could be materially and adversely affected.

         Even if we identify a company that complements our strategy, we may be unable to acquire an interest in that company for many reasons, including:

         o our inability to agree on the terms of an acquisition or to acquire an interest of at least 25% in the company;

         o        a lack of capital to acquire an interest in the company; and

         o        incompatibility between us and management of the company.

         The failure to acquire equity interests in potential partner companies that we have identified could adversely affect our business, financial condition and operating results.

We have potential conflicts of interest with our venture fund.

         Some of our senior executive officers and directors have been actively involved in the venture funding decisions of THCG Venture Partners I, one of our executive officers is the President and Chief Executive Officer of the sole manager of THCG Venture Partners I, and several of our officers and directors are indirect investors in THCG Venture Partners I. Many of our officers are also actively involved in providing ongoing venture funding, venture development and venture banking services to partner companies in which THCG Venture Partners I has invested. These individuals may have conflicting fiduciary duties to our stockholders and to the investors in THCG Venture Partners I, including themselves in some cases. In addition, they may have conflicts between our interests and their own indirect personal financial interests in THCG Venture Partners I and our partner companies in which THCG Venture Partners I has invested.

         We have not adopted a conflicts of interest policy to govern these situations.

Our acquisition strategy may result in increased expenses, difficulties in integrating acquired companies and diversion of management's attention.

         A key component of our growth strategy is to pursue acquisitions of businesses that complement our business strategy. We expect the competition for acquisition candidates to continue to increase. We cannot assure you that we will be able to identify and compete successfully for attractive acquisition candidates or complete acquisitions at reasonable purchase prices, in a timely manner or at all.

         Some of the other risks that we may encounter in our acquisition growth strategy include:

         o expenses and difficulties in identifying potential targets and the costs associated with uncompleted acquisitions;

         o expenses, delays and difficulties of integrating acquired companies into our existing organization;

         o        diversion of management's attention;

         o        expenses of amortizing acquired companies' intangible assets;

         o issuance of equity securities to pay for acquisitions that will dilute existing stockholders;

         o possible adverse impact on our financial condition due to the timing of an acquisition; and

         o expense of any undisclosed or potential legal liabilities of acquired companies.

         If realized, any of these risks could have a material adverse effect on our business, financial condition and operating results.

We may face difficulties managing our growth.

         Our recent growth has required a great amount of our managerial and operational resources. In the future, we intend to develop the infrastructure necessary to implement our business strategy of acquiring equity interests in additional partner companies and penetrating new markets by developing our international operations and by expanding our global coverage of the Internet industry. To manage this growth, our management must continue to:

         o        improve our operational and financial systems;

         o        expand our information technology systems;

         o lease more space, including a larger facility in New York City, to accommodate our operations and some of our partner companies; and

         o        expand, train, retain and manage our employee base.

         If our systems, procedures and controls are inadequate to support our operations, our expansion would be impaired. Our inability to manage our growth effectively could have a material adverse effect on our business, financial condition and operating results.

We may have difficulty in managing our international operations and expansion, which could adversely affect our operating results and business.

         A key element of our strategy is to penetrate new markets by developing our international operations and by expanding our global coverage of the Internet industry. Once developed, our management may have difficulty in managing our international operations because of distance, as well as language and cultural differences. We also may be unable to market and operate our services successfully in foreign markets.

         Other risks related to international operations include:

         o        fluctuations in currency exchange rates;

         o        difficulties   arising  from  staffing  and  managing  foreign
                  operations;

         o        state-imposed restrictions on the repatriation of funds;

         o legal and regulatory requirements of different countries, such as differing tax, intellectual property or labor laws; and

         o        potential political and economic instability.

         If any of these risks materialize, we may not be able to successfully promote our services or perform client engagements in international markets. As a result, our growth and ability to compete effectively may be hindered and our business, financial condition and operating results could be materially and adversely affected.

Our success, and the success of our partner companies, depends on the continued expansion of e-commerce.

         Our success, and the success of our partner companies, depends on the continued expansion of business-to-business and business-to-consumer e-commerce. The e-commerce market is still in its early stages of development. If widespread commercial use of the Internet by individuals and businesses does not continue to expand, or if the Internet does not continue to develop as an effective medium for the provision of products and services, our business, financial condition and operating results, and those of our partner companies, will be materially and adversely affected.

         Factors that may adversely affect the expansion of the Internet and e-commerce include:

         o        actual or perceived lack of security of information;

         o        congestion of Internet traffic or other usage delays;

         o        inconsistent quality of service;

         o        increases in Internet access costs;

         o        increases in government regulation of the Internet;

         o        uncertainty regarding intellectual property ownership;

         o        reluctance to adopt new business methods;

         o        costs   associated   with   the   obsolescence   of   existing
                  infrastructure; and

         o        economic viability of e-commerce models.

Governmental regulation of the Internet could adversely impact our business and operations and the business and operations of our partner companies.

         Currently, few laws or regulations are directly applicable to the Internet. Due to the increasing popularity and use of the Internet, it is likely that a number of new laws and regulations may be adopted at the local, state, national or international levels with respect to the Internet, including
Internet laws regarding privacy, taxation, pricing, content, copyrights, distribution and quality of products and services. The enactment of any new laws or regulations, including international laws and regulations, could inhibit the growth in use of the Internet and decrease the acceptance of the Internet as a communications and commercial medium, which could in turn decrease the demand for our services and those of our partner companies, or otherwise have a material adverse effect on our business, financial condition and operating results, and those of our partner companies.

The loss of executive management or other key personnel may adversely affect our business and operations and our ability to compete effectively.

         Our business and operations depend largely on the skills of our key management and technical personnel. Many of our executive officers have recently joined us, and many of our key personnel have worked together for a relatively short period. If one or more members of our executive management or other key personnel were unable or unwilling to continue in their present positions, these persons would be very difficult to replace. In addition, if any of these persons joined a competitor or formed a competing company, some of our clients might choose to use the services of that competitor or new company instead of ours. Furthermore, our clients or other companies seeking management talent may hire some members of our executive management or other key personnel. This could result in the loss of our client relationships or new business opportunities and materially and adversely affect our ability to implement our business strategy.

Our partner companies could make business decisions that are not in our best interests or that we do not agree with, which could impair the value of our partner company interests.

         Because neither we nor the venture fund in which we own a 9.9% interest owns a majority voting interest in any of our partner companies, we do not have complete control over any of them. While we plan to acquire direct equity interests of at least 25% in our partner companies in the future, we will continue to acquire less than majority voting interests in most of our partner companies. Further, we may not maintain our current ownership levels in our partner companies if we sell portions of our equity interests or our partner companies issue additional equity to other parties.

         Our ownership of equity interests in partner companies over which we do not exercise complete control involves additional risks that could cause our equity interests, and therefore our business, financial condition and operating results to be materially and adversely affected, including:

         o management of a partner company having economic or business interests or objectives that are different than ours; and

         o partner companies not taking our advice with respect to the financial or operating difficulties that they encounter.

         Our inability to control our partner companies completely could prevent us from assisting them, financially or otherwise, or could prevent us from liquidating our equity interests in them at a time or at a price that is favorable to us. Additionally, to the extent we do not completely control them, our partner companies may not act in ways that are consistent with our business strategy and may compete with us or other partner companies. These factors could hamper our ability to maximize returns on our equity interests, and cause us to recognize losses on our equity interests in partner companies.

Failure to develop and strengthen the THCG brand could adversely affect our business.

         We believe that maintaining and strengthening the THCG brand is an important aspect of attracting and maintaining clients. The importance of brand recognition will increase as competition in the market for Internet services increases. Building a brand requires a successful marketing effort and successful delivery of products and services to clients. A single event involving client dissatisfaction could tarnish our perception as a whole despite our efforts to maintain and strengthen the THCG brand name. Consequently, the strategy adopted and expenses incurred by us may not result in a stronger brand.

Ownership of our company is concentrated.

         Joseph D. Mark and Adi Raviv, our co-chief executive officers and directors, each beneficially owned approximately 17.5% of our outstanding common stock as of March 24, 2000. As a result, Messrs. Mark and Raviv possess significant influence over our company on business matters, including the election of directors, the appointment of new management and the approval of any other action requiring the approval of our stockholders. Greenwich Street Capital Partners II, L.P. and its affiliates owned approximately 35.7% of our outstanding common stock as of March 24, 2000. In addition, pursuant to a voting agreement between us and Greenwich Street Capital Partners, Greenwich Street Capital Partners has the right to appoint one individual to our Board of Directors so long as Greenwich Street Capital Partners is the holder of common stock or warrants to purchase common stock which equal at least 5%, in the aggregate, of our outstanding shares of common stock. Keith W. Abell, Co-President of Greenwich Street Capital Partners, became a director on November 1, 1999.

         The concentration of our share ownership may:

         o        delay or prevent a change in control of THCG;

         o impede a merger, consolidation, takeover or other business combination involving THCG; or

         o discourage a potential acquiror from making a tender offer or otherwise attempting to obtain control of THCG.

The  broker-dealer  activities  of  our  wholly-owned  subsidiary,   Tower  Hill
Securities, are subject to extensive regulation.

         Our wholly-owned subsidiary, Tower Hill Securities, is a registered broker-dealer and a member of the National Association of Security Dealers, or NASD. As a result, Tower Hill Securities' principals, registered representatives and other associated persons must comply with applicable state securities laws, rules and regulations, and with the rules of the NASD. Broker-dealers are subject to extensive regulations which cover all aspects of the securities business, including sales methods, trade practices, capital structure, record keeping and conduct of directors, officers and employees. In addition, Tower Hill Securities is required to maintain a minimum regulatory net capital and a specified ratio of aggregate indebtedness to net capital. The failure to comply with, or adverse changes in, the laws or regulations to which Tower Hill Securities' business is subject, or adverse changes in the interpretation thereof, could have a material adverse effect on the business, financial condition and operating results of Tower Hill Securities and us, as its parent.

The issuance of preferred stock or additional common stock may adversely affect our stockholders.

         Our board has the authority to issue up to 5,000,000 shares of our preferred stock and to determine the terms, including voting rights, of those shares without any further vote or action by our stockholders. The voting and other rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. Similarly, our board may issue additional shares of common stock without any further vote or action by stockholders, which would have the effect of diluting common stockholders. An issuance could occur in the context of a public or private offering of shares of common stock or preferred stock or in a situation in which the common stock or preferred stock is used to acquire the assets or stock of another company. The issuance of common stock or preferred stock could have the effect of delaying, deferring or preventing a change in control.

Anti-takeover provisions could make a third-party acquisition of our company difficult.

         We are a Utah corporation. The Utah General Corporation Law contains provisions that could make it more difficult for a third party to acquire control of us. In addition, we have a classified board of directors, with each board member serving a staggered three-year term. The existence of a classified board could make it more difficult for a third-party to acquire control of us.

Shares eligible for future sale could cause our stock price to decline.

         The market price of our common stock could decline as a result of future sales of substantial amounts of our common stock, or the perception that such sales could occur. Furthermore, certain of our existing stockholders have the right to require us to register their shares, which may facilitate their sale of shares in the public market. We have agreed to file with the Securities and Exchange Commission by March 31, 2000 a registration statement covering the resale by certain of our stockholders of up to approximately 900,000 shares of our common stock.

FACTORS AFFECTING THE FUTURE PERFORMANCE OF OUR PARTNER COMPANIES


Our partner companies' growth depends on their ability to retain their key personnel.

         Although we offer management guidance and support to our partner companies, the growth of our partner companies will depend on their ability to attract and retain their own senior management personnel. As they expand, our partner companies will also need to continue to hire additional technical, marketing, financial and other key personnel, unless they rely on us or third parties to provide these services. A shortage in the availability of required personnel could limit the ability of our partner companies to grow, sell their products and services and launch new products and services.

Many of our partner companies may grow rapidly and may be unable to manage their growth.

         We expect many of our partner companies to grow rapidly. Rapid growth often places considerable operational, managerial and financial strain on a business. To successfully manage their rapid growth, our partner companies must:

         o        rapidly   improve,   upgrade   and   expand   their   business
                  infrastructures;

         o        deliver products and services on a timely basis;

         o        maintain levels of service expected by clients and customers;

         o        maintain adequate levels of liquidity; and

         o expand and upgrade their technology, transaction processing systems and network hardware or software or find third parties to provide these services.

         Our business, financial condition and operating results will be materially and adversely affected if our partner companies are unable to successfully manage their growth. In addition, many of our partner companies have only recently begun to develop their financial reporting systems and controls. As a result, these companies may not be able to provide us with their financial results on a timely basis, making it difficult for us to monitor these companies and assess our financial position.

If we are unable or unwilling to provide our partner companies with the significant additional financing they will need, our equity interests in them may be diluted or they may fail.

         Most of our current partner companies are, and we expect that our future partner companies will be, in the early stages of their development. Our partner companies will require significant amounts of additional capital to compete successfully, meet their business objectives and produce revenues and profits. We may not be able to accurately predict these capital needs, and we may decide not to provide the additional capital that our partner companies require or we may not be given the opportunity to provide it. If our partner companies receive capital from other sources, our ownership interest in them may be diluted. If our partner companies are unable to obtain additional capital, they may fail and their failure could have a material adverse effect on our business, financial condition and operating results.

Our partner companies face intense competition in their product and service markets, and if they cannot compete effectively, they will fail.

         Competition for Internet-related products and services is intense. As the market for e-commerce grows, we expect that competition will intensify. Barriers to entry are minimal, and competitors can offer products and services at a relatively low cost. Furthermore, our partner companies' competitors may develop Internet products or services that are superior to, or have greater market acceptance than, the solutions offered by our partner companies. Many of our partner companies' competitors have greater brand recognition and greater financial, marketing and other resources than our partner companies. This may place our partner companies at a disadvantage in responding to their competitors' pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives. If our partner companies are unable to compete successfully, they will fail and their failure may have a material adverse effect on our business, financial condition and operating results.

Our partner companies may fail if they do not adapt to the rapidly changing e-commerce marketplace.

         If our partner companies fail to adapt to the rapid changes in technology and customer and supplier demands, they may not generate revenues or become or remain profitable. The e-commerce market is characterized by:

         o        rapidly changing technology;

         o        evolving industry standards;

         o        frequent new product and service introductions;

         o        shifting distribution channels; and

         o        changing customer demands.

         Our future success will depend on our partner companies' ability to adapt to this rapidly evolving marketplace. They may not be able to adapt their products and services adequately or economically, develop new products and services or establish and maintain effective distribution channels for their products and services. Our partner companies' businesses will also depend on the efficient and uninterrupted operation of their computer and communications hardware systems to enable them to continuously provide their products and services over the Internet. If our partner companies are unable to meet these challenges, they may be unable to sell their products and services and generate revenues. Therefore, their businesses may become or remain unprofitable which, in turn, will have a material adverse effect on our business, financial condition and operating results.

Our partner companies may not be able to attract a loyal base of customers to their web sites or develop relationships with distribution partners, which will negatively affect their ability to generate revenues.

         Our success is related to the ability of our partner companies to deliver compelling Internet content, products or services to their targeted customers. Internet users can freely navigate and instantly switch among a large number of web sites. Many of these web sites offer original content, products or services, which may make it difficult for our partner companies to distinguish the content on their web sites sufficiently to attract a loyal base of users. If any partner company fails to differentiate itself from other Internet industry participants, the value of its brand name could decline, and its prospects for future growth would diminish. In addition, our partner companies will need to develop relationships with entities, such as Internet service providers, Internet portals and e-commerce web sites, typically called distribution partners, that can guide or deliver customers to visit our partner companies' web sites. There is intense competition for these distribution partners. Accordingly, maintaining a strong base of distribution partners may be difficult and costly for our partner companies.

Our partner companies may be at a competitive disadvantage if they are unable to protect their proprietary rights or if they infringe on the proprietary rights of others, and any related litigation could be time consuming and costly.

         Because all our partner companies operate or will operate their businesses through web sites and rely on hardware and software to conduct e-commerce, proprietary rights, particularly in the form of trade secrets, copyrights and patents, will be critical to the success and competitive position of most of our partner companies.

         The actions that our partner companies take to protect their proprietary rights may be inadequate. In addition, effective copyright and trademark protection may be unenforceable or limited in certain countries and our partner companies may be unable to control the dissemination of their content and products and use of their services due to the global nature of the Internet. A substantial majority of our partner companies license content and technology which they include in their product or service offerings from third parties, and they could become subject to infringement actions as a result. In addition, third parties may claim that our partner companies have violated their intellectual property rights. For example, companies have recently brought claims regarding alleged infringement of patent rights relating to methods of doing business over the Internet. To the extent that any of our partner companies violates a patent or other intellectual property right of a third party, it may be prevented from operating its business as planned, and it may be required to pay damages, to obtain a license, if available, to use the patent or other right or to use a non-infringing method, if possible, to accomplish its objectives. Any of these claims, with or without merit, could subject our partner companies to costly litigation and the diversion of their technical and management personnel. If our partner companies incur costly litigation and their personnel are not effectively deployed, the expenses and losses incurred by them will increase, and their profits, if any, will decrease.

Concerns regarding security of transactions or the transmissions of confidential information over the Internet or security problems experienced by our partner companies may prevent them from expanding their businesses or subject them to legal exposure.

         If a partner company does not offer sufficient security features in its online product and service offerings, its products and services may not gain market acceptance, and it could be exposed to legal liability. Despite the measures that may be taken by our partner companies, the infrastructure of each of them will be potentially vulnerable to physical or electronic break-ins, viruses or similar problems. If a person circumvents the security measures of our partner companies, that person could misappropriate proprietary information or cause interruptions in the operations of the partner company. Security breaches that result in access to confidential information could damage the reputation of any one of our partner companies and expose it to a risk of loss or liability. All of our partner companies will be required to make significant expenditures, either for internal development efforts or payments to us or other third parties providing security-related services, to protect against or remedy security breaches. Additionally, as e-commerce becomes more widespread, our partner companies' customers may become more concerned about security. If our partner companies are unable to adequately address these concerns, they may be unable to sell their products and services.

ITEM 2.  PROPERTIES

         Our principal executive offices are located in approximately 4,800 square feet of space at 650 Madison Avenue, 21st Floor, New York, New York under an occupancy agreement, dated as of January 1, 1999, with Hambro America, Inc., expiring on August 30, 2000. Rental payments under the occupancy agreement equal $21,649.57 per month. Hambro America, Inc. is owned by Joseph D. Mark and Adi Raviv, our co-chief executive officers. We also lease office space at 105 Madison Avenue, 14th Floor, New York, New York under an oral sublease. Rental payments are approximately $9,355 per month. We are currently negotiating a multi-year lease for a space in excess of 20,000 square feet in New York, New York to replace these facilities. The annual rent for this space is expected to be approximately $800,000.

ITEM 3.  LEGAL PROCEEDINGS

         On April 21, 1999, Yoav Bitter commenced an action against our wholly-owned subsidiary, Tower Hill Securities, pursuant to the New York Business Corporation Law Section 1104-a, for, inter alia, judicial dissolution of Tower Hill Securities and appointment of a receiver. On June 17, 1999, Justice Goodman denied the relief sought by Mr. Bitter, and granted Tower Hill Securities' cross motion to dismiss the matter. On August 3, 1999, Mr. Bitter filed a Notice of Appeal of the judgment of Justice Goodman with the New York State Supreme Court Appellate Division, First Department. By an order entered March 14, 2000, the New York State Supreme Court Appellate Division, First Department, dismissed Mr. Bitter's appeal. Mr. Bitter has until April 21, 2000 to file a Notice of Appeal to the New York State Court of Appeals. Additional payments may be due to Mr. Bitter for his 25% interest in Tower Hill Securities pursuant to an agreement dated as of April 13, 1998 among Messrs. Mark, Raviv and Bitter. These payments are to be in an amount equal to 25% of "all net profits relative to work-in-progress as of" April 30, 1998. Tower Hill Securities, Joseph D. Mark and Adi Raviv have entered into an indemnification agreement pursuant to which Messrs. Mark and Raviv have agreed to indemnify Tower Hill Securities for any amounts Tower Hill Securities is obligated to pay to Mr. Bitter in excess of Tower Hill Securities' net profits relative to the engagements of Tower Hill Securities that were pending, but not completed, on April 30, 1998. Tower Hill Securities has agreed to indemnify Messrs. Mark and Raviv with respect to any amounts either of them becomes obligated to pay to Mr. Bitter in excess of the amount described in the two prior sentences, and Tower Hill Securities has agreed to assume and pay for the defense of any claim brought by Mr. Bitter.

         On June 18, 1999, Tower Hill Securities initiated an arbitration against Yoav Bitter before the National Association of Securities Dealers, or NASD, requesting the return of company property and the reimbursement of certain travel expenses. On September 9, 1999, Mr. Bitter filed an answer and counterclaims against Tower Hill Securities. Mr. Bitter denied liability for the claims brought by Tower Hill Securities and asserted claims for tuition expenses and additional compensation. On September 17, 1999, Tower Hill Securities filed a response denying all liability on the counterclaims. The NASD has acknowledged jurisdiction over the arbitration and has advised the parties that it plans to schedule a pre-hearing conference with the parties and the arbitrators.

         By First Amended Complaint dated November 22, 1999 and filed on November 23, 1999 (the "Complaint"), we were sued in the Superior Court of Washington for Spokane County in an action entitled Miller Capital Group, L.L.C., et al. v. Inland Financial Corporation, et al. (No. 99206566-7). We were named as successor to Walnut Financial Services, Inc., the corporate parent of defendant Inland Financial Corporation. The complaint generally alleges that Inland Financial and others fraudulently induced the plaintiffs to participate in various transactions related to Inland Financial's factoring business and that funds obtained by Inland Financial and/or Walnut Financial Services in connection with those transactions were improperly diverted or converted. It is alleged that Walnut Financial Services controlled Inland Financial in general and with respect to the specific challenged transactions. Plaintiffs allege causes of action for breach of promissory notes, state law securities fraud and registration violations, common law misrepresentation and conversion. The complaint seeks unspecified injunctive relief, unspecified damages and an accounting. The complaint has only recently been filed and the lawsuit is in its initial stages. We believe that the plaintiffs' claims are without merit and we intend to defend the lawsuit vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At a special meeting held on November 1, 1999, we submitted the following matters for approval at a special meeting of shareholders:

         o A proposal to approve the issuance of shares of our common stock in connection with the merger of Tower Hill Acquisition Corp., a New York corporation and our wholly-owned subsidiary, with and into Tower Hill Securities, pursuant to an Amended and Restated Agreement and Plan of Merger, dated as of August 5, 1999, among us, Tower Hill Acquisition Corp. and Tower Hill Securities (the "Share Issuance");

         o A proposal to approve a change in the nature of our business and the withdrawal by us, Walnut Capital Corp., Walnut Funds, Inc. and Universal Bridge Fund, Inc., each a Delaware corporation and our wholly-owned subsidiary, of their elections to be regulated as business development companies under the Investment Company Act of 1940 (the "BDC Withdrawal");

         o A proposal to approve our issuance of: (1) at least 1,500,000 and up to 3,432,500 shares of our common stock at $2.00 per share and (2) warrants to purchase up to 2,000,000 shares of our common stock in one or more private placements (the "Capital Investment");

         o A proposal to approve the conversion of certain of our debts and accrued liabilities into common stock valued at $2.00 per share and the conversion of certain accrued compensation into common stock valued at $2.00 per share (the "Debt Conversion");

         o        A proposal  to approve the  acquisition  by  Universal  Bridge
                  Funds, Inc., a Delaware corporation and our wholly-owned subsidiary, of the outstanding limited and general partnership interests in Universal Partners, L.P., an Illinois limited partnership and our affiliate (the "UPLP Acquisition");

         o A proposal to approve and adopt the 1999 Walnut Financial Services, Inc. Stock Incentive Plan (the "Stock Plan");

         o A proposal to approve and adopt our Articles of Amendment and Restatement, effective as of the consummation of the merger of Tower Hill Acquisition Corp. with and into Tower Hill Securities (the "Charter Amendment").

         The results of the voting at the special meeting were as follows:

Proposal                           Votes For           Votes Against           Abstain           Broker Non-Votes
--------                           ---------           -------------           -------           ----------------
Share Issuance                     2,492,073               20,888               8,305                   0
BDC Withdrawal                     2,465,351               44,029               11,886                  0
Capital Investment                 2,488,892               23,022               9,352                   0
Debt Conversion                    2,466,573               45,174               9,519                   0
UPLP Acquisition                   2,490,799               20,910               9,557                   0
Stock Plan                         2,460,771               51,168               9,327                   0
Charter Amendment                  2,490,195               21,669               9,402                   0

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------

         Since November 3, 1999, our common stock has been quoted on the Nasdaq National Market under the symbol "THCG." From August 22, 1995 until November 2, 1999, the common stock was quoted on the Nasdaq National Market under the symbol "WNUT." From February 27, 1995 until August 21, 1995, the common stock was quoted in the National Quotation Bureau's interdealer system through the over-the-counter "Bulletin Board" under the symbol "WNUT." The high and low sales price for the Common Stock as reported by the Nasdaq National Market for the years ended December 31, 1998 and 1999 are summarized below, adjusted to give effect to a one-for-six reverse stock split effected January 22, 1999, as if it had occurred prior to that date.

1998                                                          High       Low
First Quarter..............................................  $8 13/16   $6 3/4
Second Quarter.............................................   7 7/8      6
Third Quarter..............................................   6 3/16     1 7/8
Fourth Quarter.............................................   4 11/16    1 11/16

1999                                                          High       Low
First Quarter..............................................   4 3/4      1 7/8
Second Quarter.............................................   3          1 7/8
Third Quarter..............................................   2 5/8      2 1/16
Fourth Quarter.............................................   34         2 1/4

         On March 24, 2000, the last reported sale price of our common stock on the Nasdaq National Market was $17.375. As of March 24, 2000, there were approximately 549 registered holders of record of our common stock.

         We currently anticipate that we will retain all future earnings for use in our business and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

         On November 1, 1999, we acquired all of the outstanding capital stock of Tower Hill Securities. In connection therewith, we issued an aggregate of 4,095,098 shares of our common stock to the stockholders of Tower Hill Securities. In addition, we issued 100,000 shares of our common stock in payment of certain finder's fees in connection with the transaction. The securities issued in these transactions were not registered under the Securities Act of 1933, as amended, pursuant to the exemption provided under Section 4(2) thereof for transactions not involving a public offering.

         Simultaneously with our acquisition of Tower Hill Securities, we issued 2,500,000 shares of our common stock and warrants to purchase an aggregate of 2,000,000 shares of our common stock to Greenwich Street Capital Partners II, L.P. and several of its affiliates in a private placement transaction. We also issued 100,000 shares of our common stock in payment of finder's fees in connection with the private placement to Greenwich Street Capital Partners. In addition to this private placement, we completed two other private placements of 932,500 shares of our common stock, in the aggregate: one to an outside investor group and one to an investor group consisting of employees of Tower Hill Securities. The securities issued in these three private placements were not registered under the Securities Act, pursuant to the exemption provided under
Section 4(2) thereof for transactions not involving a public offering.

         On December 29, 1999, we acquired all of the outstanding capital stock of Mercury Coast for which we issued an aggregate of 700,005 shares of our common stock to the stockholders of Mercury Coast. In addition, we issued 12,000 shares of our common stock in payment of finder's fees in connection with the transaction. The securities issued in these transactions were not registered under the Securities Act, pursuant to the exemption provided under Section 4(2) thereunder for transactions not involving a public offering.

         On February 7, 2000, we acquired 3,600,417 shares of common stock of Global Credit Services, Inc. from certain stockholders of Global Credit Services for which we issued an aggregate of 218,483 shares of our common stock to the selling stockholders of Global Credit Services. The securities issued in this transaction were not registered under the Securities Act pursuant to an exemption provided under Section 4(2) thereunder for transactions not involving a public offering. Pursuant to the stock purchase agreement between us and the selling stockholders of Global Credit Services, we have agreed to register the resale of the shares of common stock which we issued to them by filing a registration statement under the Securities Act with the Securities and Exchange Commission no later than March 31, 2000. Prior to the effective date of that registration statement, the number of shares of our common stock which we are obligated to issue to the selling stockholders of Global Credit Services will be recalculated, and may increase or decrease by an amount not to exceed 20%. If the registration statement is declared effective after August 4, 2000 but before February 7, 2001, then the number of shares which we are obligated to issue to the selling stockholders of Global Credit Services may increase or decrease by an amount not to exceed 40%. If the registration statement is declared effective after February 7, 2001, then the number of shares of our common stock which we are obligated to issue to the selling stockholders of Global Credit Services may increase or decrease by an amount not to exceed 50%.

ITEM 6.  SELECTED FINANCIAL DATA

         Our selected financial data for the four-year period ended December 31, 1999 is presented below. The information for these periods is derived from our audited financial statements as of and for the four periods then ended. The data should be read in conjunction with the consolidated financial statements, the related notes and the other financial information included elsewhere in this Annual Report.

                                           Year ended      Year ended       9 months ended         Year ended
                                            March 31,       March 31,        December 31,          December 31,
                                             1997 (2)        1998 (2)          1998 (2)              1999 (3)
                                             -------         --------       --------------        ------------
Total revenues                               $197,000        $229,000           $2,126,000         $7,703,000
Income (loss) from operations               (387,000)     (1,325,000)                    0          1,343,000
Income (loss) per share                        (0.10)          (0.36)                 0.00             (0.27)

Total assets                                  322,000         397,000            1,548,000         48,358,000
Total liabilities and redeemable
    Preferred Stock                           $94,000         $52,000             $290,000         $3,593,000

(1) For the year ended March 31, 1996, the broker-dealer predecessor company was inactive.

(2) Includes the results of operations and balance sheet data of our wholly-owned subsidiary, Tower Hill Securities, Inc. or its predecessors.

(3) On November 1, 1999, we were acquired by Walnut Financial Services, Inc. in a transaction that was accounted for as a reverse acquisition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The discussion in this report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed above in "Factors Affecting Our Future Performance" as well as those discussed in this section and elsewhere in this report.

Overview

         We are an Internet incubator company that provides venture funding, venture development and venture banking services to companies in which we acquire direct or indirect equity interests. We are penetrating new markets by developing our international operations and by expanding our global coverage of the Internet industry. Our partner companies include Internet-based businesses, established "brick and mortar" companies implementing an Internet-based strategy and advanced technology and service companies. By providing our partner companies with capital and a combination of enterprise-enhancing venture development and venture banking services, we believe that we help our partner companies focus on their core strengths, so that they may bring their products and services to market more rapidly.

         On November 1, 1999, Walnut Financial Services, Inc. acquired Tower Hill Securities, Inc. However, for financial statement purposes, Tower Hill Securities acquired Walnut Financial Services and is the surviving entity.

         Tower Hill Securities is the successor to Hambro America Securities, Inc., the former U.S. investment banking subsidiary of Hambros, plc, a British merchant banking firm. In March 1998, the investment banking operations of Hambros, plc were sold to Societe Generale, a French bank. On April 1, 1998, Joseph D. Mark and Adi Raviv, the principal executives of Hambro America Securities, Inc., acquired the company from Societe Generale.

         As part of our new business strategy, on December 29, 1999, we acquired Mercury Coast Inc., a Delaware corporation engaged in the business of providing business incubation services, including strategic planning, operations and marketing consulting services, to Internet-based businesses.

         The financial statements contained in this annual report reflect the operations of Hambro America Securities for the year ended March 31, 1998 and the operations of Tower Hill Securities for the nine months ended December 31, 1998.

         The financial statements for the year ended December 31, 1999 reflect the operations of Tower Hill Securities for the full year then ended, the operations of Walnut Financial Services for the period between November 1, 1999 and December 31, 1999, and the operations of Mercury Coast Inc. for the period between December 29, 1999 and December 31, 1999.

Twelve Months Ended December 31, 1999 as compared to the Nine Months Ended December 31, 1998

Revenues

         Revenue for the year ended December 31, 1999 increased to $7.7 million from $2.1 million for the nine months ended December 31, 1998. The increase in revenue was primarily due to a significant increase in revenue derived from the sales of our venture banking services and to the fact that the 1999 period reflects four quarters of revenue while the 1998 period reflects three quarters of revenue.

         Venture service fees for the year ended December 31, 1999 increased to $2.9 million from $2.1 million for the nine months ended December 31, 1998. The increase in these fees was primarily due to an increase in fees earned from providing our venture banking services.

         Appreciation in securities and interest income consists of the net increases (decreases) in the value of the securities that we received for services or that we acquired, as well as interest income. Appreciation in securities was $4.6 million for the year ended December 31, 1999 compared to $20 thousand for the nine months ended December 31, 1998. The increase in 1999 was due primarily to the $1.4 million increase in the value of our warrants to purchase stock of Interleaf, which we had received for providing venture banking services, and to the $1.5 million increase in the value of our wholly owned subsidiary that is the general partner of Walnut Growth Limited Partnership. This wholly owned subsidiary is generally entitled to 1% of the partnership's assets plus 20% of the net value of the partnership's assets after the limited partner's capital contribution of $6 million is returned to it. Walnut Growth Limited Partnership owns approximately 766,500 shares of webMethods, Inc., which completed its initial public offering in February 2000, in addition to positions in other companies.

         Factoring revenues for the year ended December 31, 1999 were $135,000. We were not in the factoring business prior to 1999.

Expenses

         Selling, general and administrative expenses for the year ended December 31, 1999 increased to $4.8 million from $2.1 million for the nine months ended December 31, 1998. The increase in selling, general and administrative expenses was primarily due to the increase in compensation and related benefits to $2.6 million for the year ended December 31, 1999 from $1.3 million for the nine months ended December 31, 1998. Compensation expenses included bonuses to professionals related to the improved results from our venture banking services, as well as our hiring of additional employees to provide venture development services to our partner companies. Stock-based compensation for the year ended December 31, 1999 was $595 thousand. There was no stock-based compensation for the nine months ended December 31, 1998. In addition, the 1998 period reflects only three quarters of expenses, while the 1999 period reflects a full year of expenses. Professional fees for the year ended December 31, 1999 increased to $794 thousand from $122 thousand for the nine months ended December 31, 1998. The increase in professional fees was primarily related to fees paid to one party for its role in connection with the consummation of a private placement of our common stock on November 1, 1999 and for professional fees related to our provision of venture funding services, which services we did not provide prior to 1999.

         Occupancy and equipment rental expenses for the year ended December 31, 1999 increased to $470 thousand from $212 thousand for the nine months ended December 31, 1998. The increase in occupancy and equipment rental expenses was caused by an increase in our rental space. In addition, the 1998 total reflects only three quarters of rental expense, while the 1999 total reflects a full year of rental expense. It is anticipated that our occupancy costs will increase significanly in the third quarter of this year as we move into new space. See "ITEM 2. PROPERTIES."

         Finders fees for the year ended December 31, 1999 decreased to $75 thousand from $172 thousand for the nine months ended December 31, 1998. The decrease in finders fees was due to more of our business being generated through our own relationships.

         Amortization expenses for the year ended December 31, 1999 increased to $368 thousand from zero for the nine months ended December 31, 1998. The increase in amortization expenses is primarily related to the amortization of goodwill from our merger with Walnut Financial Services on November 1, 1999 and the acquisition of Mercury Coast on December 29, 1999.

         Other factoring costs for the year ended December 31, 1999 were $173 thousand. We were not in the factoring business prior to 1999.

         Our provision for income taxes for the year ended December 31, 1999 increased to $1.1 million from $35 thousand for the nine months ended December 31, 1998. This increase was primarily due to the increase in net income for 1999.

Nine Months Ended December 31, 1998 as compared to the Twelve Months Ended March 31, 1998

Revenues

         Revenue for the nine months ended December 31, 1998 increased to $2.1 million from $228 thousand for the year ended March 31, 1998. The increase in revenue was primarily due to an increase in revenues derived from the sales of our venture banking services.

Expenses

         Selling, general and administrative expenses for the nine months ended December 31, 1998 increased to $2.1 million from $1.6 million for the year ended March 31, 1998. The increase in selling, general and administrative expenses was primarily due to increases in compensation, primarily due to the payment of bonuses to professionals and related benefits for the nine months ended December 31, 1998.

         Occupancy and equipment rental expenses for the nine months ended December 31, 1998 increased to $211 thousand from $111 thousand for the year ended March 31, 1998. The increase in occupancy and equipment rental expenses was caused by an increase in equipment rentals to support our professional staff and the need to increase expenses as an independent company, no longer part of Hambros or Societe Generale.

         Finders fees for the nine months ended December 31, 1998 increased to $172 thousand from zero for the year ended March 31, 1998. This was due to an increased reliance on outside parties for business referrals.

         Professional fees for the nine months ended December 31, 1998 increased to $122 thousand from zero for the year ended March 31, 1998. The increase in professional fees was due to our need to retain additional outside professionals as an independent company.

         Our provision for income taxes for the nine months ended December 31, 1998 increased to $35 thousand from zero for the year ended March 31, 1998. The increase in income tax was primarily due to an increase in income generated by our business in the last nine months of 1998.

Liquidity and Capital Resources

         Our business is capital intensive. In the future, we expect periodically to raise funds to acquire equity interests in and establish new partner companies, to support our operations and expand our venture development and venture banking services and to support the operations and growth of our partner companies. Our future capital requirements will depend in large part on the number of partner companies in which we acquire equity interests and which we establish, the amounts of capital we provide to these companies and the timing of these payments. Our plans and the related capital requirements will be dependent on various factors, such as developments in our markets and the availability of acquisition and entrepreneurial opportunities. If we are successful in selling additional equity securities, our then existing stockholders may suffer significant dilution. However, we may not be able to obtain financing on acceptable terms, or at all, when we need it. If we require, but are unable to obtain, additional financing in the future on acceptable terms, or at all, we will not be able to continue our business strategy, respond to changing business or economic conditions, withstand adverse operating results or compete effectively, and our business, financial condition and operating results may be materially and adversely affected as a result.

         We funded operations primarily through private placements of our common stock on November 1, 1999 in connection with our merger with Walnut Financial Services. We raised $6.9 million from the sale of common stock in those private placements. Our principal sources of liquidity as of December 31, 1999 consisted of $2.7 million in marketable securities and $1.6 million in cash and cash equivalents.

         During 1999, cash used in operating activities was $1.9 million compared to $249 thousand for the nine months ended December 31, 1998. The increase in cash used in operations in 1999 reflects the need for working capital required to fund expanding operations.

         Net cash used in investing activities for 1999 was $480 thousand compared to $325 thousand for the nine months ended December 31, 1998. The change was due mainly to our purchase of the minority interest in Universal Partners, L.P., which we acquired in the merger with Walnut Financial Services.

         Cash provided by financing activities was $3.4 million for the year ended December 31, 1999. This consisted primarily of proceeds of $6.9 million received through the private placements of common stock on November 1, 1999 in connection with our merger with Walnut Financial Services. We intend to continue to raise capital to finance our strategy of building dominant partner companies.

         In February 2000, we received $5.7 million in proceeds from the exercise of the Class A Warrants issued by Walnut Financial Services in 1997.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The primary market risk facing us is the fluctuation in the market value of the securities we acquire in our partner companies and the securities we receive in payment of fees for the venture development and venture banking services we provide to our partner companies. Our partner companies include Internet-based businesses, established "brick and mortar" companies implementing an Internet-based strategy and advanced technology and service companies. The market prices for our partner companies have been very volatile, experiencing wide fluctuations. Our profitability may be materially and adversely affected by period to period declines in the market values of our partner companies. See "Factors Affecting Our Future Performance - Our investments in our partner companies are risky." Historically, we have not generally engaged in hedging transactions to minimize this risk.

         We are not subject to market risk associated with risk sensitive institutions because we do not invest in institutions that are not United States institutions and we do not enter into hedging transactions.

         Historically, we have had very low exposure to changes in foreign currency exchange rates, and as such, have not used derivative financial instruments to manage foreign currency fluctuation risk. As we develop our international operations and expand our global coverage of the Internet industry, our risk of foreign currency exchange rate fluctuation may dramatically increase. Therefore, in the future, we may consider utilizing derivative instruments to mitigate these risks.


ITEM 8.  INDEX TO THE FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following Consolidated Financial Statements of THCG and its subsidiaries, together with the report of the independent auditors thereon, are presented on pages F-1 through F-22 hereof as set forth below:


THCG, INC. AND SUBSIDIARIES                                          PAGE
Report of Richard A. Eisner & Company, LLP,
  Independent Public Accountants................................     F-1
Consolidated Balance Sheets - December 31, 1998 and 1999........     F-2
Consolidated Statements of Operations - for the years ended
  December 31, 1997, 1998 and 1999..............................     F-3
Consolidated Statements of Stockholders' Equity - for the
  years ended December 31, 1997, 1998 and 1999..................     F-4 to F-6
Consolidated Statements of Cash Flows - for the years ended
  December 31, 1997, 1998 and 1999..............................     F-7
Notes to Consolidated Financial Statements .....................     F-8 to F-21
Report of Cohen & Schaeffer, P.C.
  Independent Public Accountants................................     F-22


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         The information required by this Item 10 is incorporated herein by reference to our definitive proxy statement for the 2000 Annual Meeting of Stockholders (the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item 11 is incorporated herein by reference to our Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item 12 is incorporated herein by reference to our Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item 13 is incorporated herein by reference to our Proxy Statement.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(a)      (1)      All  Consolidated   Financial   Statements  of  THCG  and  its
                  subsidiaries for the year ended December 31, 1999 are filed herewith. See Item 8 of this Report for a list of such financial statements.

         (2) All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Consolidated Financial Statement and notes thereto.

         (3)      Exhibits - See response to paragraph (c) below.

(b)      Reports on Form 8-K.

         We filed a Current Report on Form 8-K, dated November 1, 1999, with the SEC on November 10, 1999 to report Walnut's acquisition of Tower Hill Securities and the resulting change in control of Walnut. We reported these events under
Item 1 ("Changes in Control of Registrant") and Item 2 ("Acquisition or Disposition of Assets") of such Current Report on Form 8-K. We filed an amendment to our Current Report on 8-K, dated November 1, 1999, with the SEC on January 14, 2000 to report the historical financial statements of Tower Hill Securities and our pro forma financial statements.

(c)      Exhibits.

         2.1 Agreement and Plan of Reorganization, dated November 8, 1994, by and between NFS Services, Inc. (Utah) and Walnut Capital Corp. (1)

         2.2 Agreement and Plan of Merger, dated November 1, 1999, among Walnut Financial Services, Inc., Tower Hill Acquisition Corp. and Tower Hill Securities, Inc. (2)

         2.3 Agreement and Plan of Merger, dated December 29, 1999, among THCG, Inc., Coast Acquisition Corp. and Mercury Coast Inc. (3)

         2.4 Stock Purchase Agreement, dated February 7, 2000, between THCG, Inc. and certain stockholders of Global Credit Services, Inc.

         3.1 Articles of Amendment and Restatement of Walnut Financial Services, Inc.

         3.2         Amended and Restated Bylaws of THCG, Inc.

         4.1 Amended and Restated Voting Agreement, dated as of August 5, 1999, among Tower Hill Securities, Inc., the undersigned stockholders, and Walnut Financial Services, Inc. (6)

         4.2 Securities Purchase Agreement, dated as of October 29, 1999, among Greenwich Street Capital Partners II, L.P., GSCP Offshore Fund, L.P., Greenwich Fund, L.P., Greenwich Street Employees Fund, L.P., TRV Executive Fund, L.P. and Walnut Financial Services, Inc.

         4.3 Registration Rights Agreement, dated November 1, 1999, among THCG, Inc., Greenwich Street Capital Partners II, L.P., GSCP Offshore Fund, L.P., Greenwich Fund, L.P., Greenwich Street Employees Fund, L.P., TRV Executive Fund, L.P.

         4.4 Registration Rights Agreement, dated November 1, 1999, among THCG, Inc. and the parties listed as purchasers on the signature page thereof.

         4.5 Registration Rights Agreement, dated November 1, 1999, among THCG, Inc. and the parties listed as purchasers on the signature page thereof.

         4.6 Registration Rights Agreement, dated December 29, 1999, among THCG, Inc., Larry W. Smith, Ed Tedeschi and Michael Gegenheimer.

         10.1        The Walnut Capital Corporation 1987 Stock Option Plan. (4)

         10.2 The NFS Services, Inc. (Utah) 1994 Incentive Stock Option Plan, as amended. (5)

         10.3 Consulting Agreement, dated November 1, 1999, between Inland Financial Corporation and Chicago Advisory Group.

         10.4 Consulting Agreement, dated November 1, 1999, between Walnut Financial Services, Inc. and Windy City, Inc.

         10.5 Employment Agreement, dated November 1, 1999, between Walnut Financial Services, Inc. and Joseph D. Mark.

         10.6 Employment Agreement, dated November 1, 1999, between Walnut Financial Services, Inc. and Adi Raviv.

         10.7 Employment Agreement, dated November 1, 1999, between Walnut Financial Services, Inc. and Shai Novik.

         10.8 Amended and Restated Restricted Stock Grant Agreement, dated November 2, 1999, between THCG, Inc. and Shai Novik.

         10.9        First   Amendment  to  Amended  and  Restated  Stock  Grant
                     Agreement, dated December 15, 1999, by and between THCG and Shai Novik.

         10.10 Employment Agreement, dated December 29, 1999, between Walnut Financial Services, Inc. and Larry Smith.

         10.11 Employment Agreement, dated February 1, 2000, between THCG Ventures, LLC and Evan Marks.

         10.12       Walnut Financial Services, Inc. 1999 Stock Incentive Plan.

         21.1        Subsidiaries of THCG, Inc.

         23.1        Consent of Richard A. Eisner & Company, LLP.

         23.2        Consent of Cohen & Schaeffer, P.C.

         27.1        Financial Data Schedule.

------------------

(1) Incorporated herein by reference to Exhibit 2.1 of our Registration Statement on Form 10 filed with the SEC on May 11, 1995.

(2) Incorporated herein by reference to Exhibit A of our Definitive Proxy Statement on Schedule 14A filed with the SEC on September 30, 1999.

(3) Incorporated herein by reference to Exhibit 2.1 of our Current Report on Form 8-K, dated December 29, 1999 and filed with the SEC on January 6, 2000.

(4) Incorporated herein by reference to Exhibit 10.6 of our Registration Statement on Form 10 filed with the SEC on May 11, 1995.

(5) Incorporated herein by reference to Exhibit B of our Definitive Proxy Statement on Schedule 14A filed with the SEC on October 30, 1997.

(6) Incorporated herein by reference to Exhibit D to Exhibit A of our Definitive Proxy Statement on Schedule 14A filed with the SEC on September 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              THCG, INC.


                                              By: /s/ Joseph D. Mark
                                                 -----------------------------
                                              Name:  Joseph D. Mark
                                              Title: Co-Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Signature                      Title(s)                              Date

/s/ Joseph D. Mark                Co-Chief Executive             March 30, 2000
------------------                Officer and Director
Joseph D. Mark                    (Co-Principal Executive
                                  Officer)

/s/ Adi Raviv                     Co-Chief Executive Officer     March 30, 2000
------------------                and Director
Adi Raviv                         (Co-Principal Executive
                                  Officer)

/s/ Shai Novik                    Chief Operating Officer        March 30, 2000
-------------------               (Principal Financial and
Shai Novik                        Accounting Officer)

/s/ Larry W. Smith                Director                       March 30, 2000
------------------
Larry W. Smith

--------------------              Director                       March 30, 2000
Keith Abell

--------------------              Director                       March 30, 2000
Gene E. Burleson

/s/ Burton W. Kanter              Director                       March 30, 2000
--------------------
Burton W. Kanter

/s/ Joel S. Kanter                Director                       March 30, 2000
------------------
Joel S. Kanter

/s/ Henry Klein                   Director                       March 30, 2000
-------------------
Henry Klein

--------------------              Director                       March 30, 2000
Evan M. Marks

/s/ Stanley B. Stern              Director                       March 30, 2000
--------------------
Stanley B. Stern

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
THCG, Inc.
New York, New York


We have audited the accompanying consolidated statement of financial condition of THCG, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We  conducted  our  audit  in  accordance  with  generally   accepted  auditing
standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of THCG, Inc. and subsidiaries as of December 31, 1999, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.



                                   /s/ Richard A. Eisner & Company, LLP



New York, New York
March 16, 2000

THCG, INC.

Consolidated Statements of Financial Condition

                                                                                                        December 31,
                                                                                                   1999              1998
                                                                                              ------------------------------
ASSETS
   Marketable and nonmarketable securities                                                    $  7,863,000
   Partnerships and Limited Liability Company interests                                          2,053,000
   Cash and cash equivalents                                                                     1,602,000        $ 610,000
   Fees and other receivables, net of allowance                                                  1,294,000          525,000
   Prepaid expenses and other assets                                                               485,000           49,000
   Loan receivable, related party                                                                   35,000           78,000
   Loan receivable, officer                                                                        277,000          216,000
   Furniture, fixtures and equipment - at cost, less accumulated depreciation                      200,000           70,000
   Excess of cost over fair value at net assets acquired, net of
      accumulated amortization                                                                 34,549,000
                                                                                              -----------       -----------
                                                                                              $48,358,000       $ 1,548,000
                                                                                              ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
   Accounts payable, accrued expenses and other current liabilities                           $ 1,933,000       $   256,000
   Line of credit                                                                                 565,000
   Notes payable                                                                                  600,000
   Deferred income taxes payable                                                                  495,000            35,000
                                                                                              -----------       -----------
      Total liabilities                                                                         3,593,000           291,000
                                                                                              -----------       -----------
Stockholders' equity:
   Cumulative preferred stock - variable rate, $1.00 par value, 5,000,000 shares
      authorized; 1,000,000 issued and outstanding in 1998                                                        1,000,000
   Common stock, $.01 par value, 50,000,000 shares authorized; 11,790,134 and
      3,722,815 issued and outstanding in 1999 and 1998, respectively                             118,000            37,000
   Additional paid-in capital                                                                  81,601,000        11,290,000
   Subscriptions receivable                                                                                         (67,000)
   Accumulated deficit                                                                         (9,660,000)      (11,003,000)
   Unearned compensation                                                                      (27,294,000)
                                                                                              ------------       ----------
                                                                                               44,765,000         1,257,000
                                                                                              ------------       ----------
                                                                                             $ 48,358,000       $ 1,548,000
                                                                                             ============       ===========

See notes to financial statements

Consolidated Statements of Operations

                                                                                              Nine Months
                                                                            Year Ended           Ended         Year Ended
                                                                           December 31,       December 31,     March 31,
                                                                               1999               1998            1998
                                                                         -------------------------------------------------
Revenues:
   Venture service fees                                                  $ 2,963,000          $2,105,000        $ 210,000
   Appreciation in securities and interest income                          4,605,000              20,000           18,000
   Factoring income                                                          135,000
                                                                         -----------          ----------       ----------
                                                                           7,703,000           2,125,000          228,000
                                                                         -----------          ----------        ---------
Expenses:
   Selling, general and administrative, including $595,000 of
      equity - based compensation in 1999                                  4,765,000           2,090,000        1,553,000
   Amortization of acquired intangibles                                      368,000
   Other factoring costs                                                     173,000
                                                                         -----------         -----------      -----------

                                                                           5,306,000           2,090,000        1,553,000
                                                                         ----------         -----------       ----------

Income (loss) before provision for income taxes                            2,397,000              35,000       (1,325,000)
Provision for income taxes                                                 1,054,000              35,000
                                                                         ----------         -----------      ------------

Net income (loss)                                                        $ 1,343,000         $         0      $(1,325,000)
                                                                        ===========         ===========      ============

Basic income (loss) per share                                                   $.27                $.00            $(.36)
                                                                               ====               ====              =====
Diluted income (loss) per share                                                 $.27                $.00            $(.36)
                                                                               ====               ====              =====
Weighted average common shares outstanding - basic
   income per share                                                        4,916,000           3,723,000        3,723,000
Effect of potential common shares from exercise of
   options and warrants                                                       94,000
                                                                         ----------         -----------      -----------
Weighted average common shares outstanding -
   diluted income per share                                                5,010,000           3,723,000        3,723,000
                                                                         ==========         ===========      ===========

Consolidated Statements of Changes in Stockholders' Equity

                                                                         Cumulative Preferred
                                                                          Stock-Variable Rate                 Common Stock
                                                                     --------------------------------------------------------------
                                                                      Number of                         Number of
                                                                       Shares            Amount           Shares         Amount
                                                                   -------------    ---------------   --------------  -------------
Balance, March 31, 1997                                                2,391,294    $     2,391,000       3,722,815   $    37,000
Merger of Hambro America Securities, Inc.
Reclass of preferred stock to additional paid-in capital              (2,391,294)        (2,391,000)
Conversion of debt to equity
Issuance of preferred stock                                            1,000,000          1,000,000
Net loss
                                                                   -------------    ---------------   -------------   -----------
Balance, March 31, 1998                                                1,000,000          1,000,000       3,722,815        37,000
Capital contribution by Hambro America Securities, Inc.
Capital contributions by stockholders
                                                                   -------------    ---------------   -------------   -----------
Balance, December 31, 1998                                             1,000,000          1,000,000       3,722,815        37,000
Recapitalization in connection with the Merger                        (1,000,000)        (1,000,000)
Issuance of restricted common stock to employees                                                            372,281         4,000
Shares of common stock and assumption of options and
   warrants representing purchase price in connection
   with the reverse acquisition, including finders fee
   of 100,000 shares of common stock                                                                      3,450,533        35,000
Proceeds from issuance of common stock and warrants
   in a private placement, including fees of 100,000
   shares of common stock                                                                                 2,600,000        26,000
Proceeds from issuance of common stock in private
   placement                                                                                                932,500         9,000
Issuance of common stock in connection with acquisition,
   including finders fee of 12,000 of common stock                                                          712,005         7,000
Cancellation of subscriptions receivable
Compensatory options issued to consultants
Compensation expense for stock options issued
   to employees
Amortization of unearned compensation
Net income
                                                                   -------------    ---------------   -------------   -----------
Balance, December 31, 1999                                                     0    $             0      11,790,134   $   118,000
                                                                   =============    ===============   =============   ===========






Consolidated Statements of Changes in Stockholders' Equity (cont'd)


                                                                     Additional
                                                                      Paid-in            Unearned         Subscriptions
                                                                      Capital          Compensation        Receivable
                                                                  ---------------      -------------      ----------------
Balance, March 31, 1997                                           $       867,000
Merger of Hambro America Securities, Inc.                               6,707,000
Reclass of preferred stock to additional paid-in capital                2,391,000
Conversion of debt to equity                                              346,000
Issuance of preferred stock
Net loss
                                                                  ---------------
Balance, March 31, 1998                                                10,311,000
Capital contribution by Hambro America Securities, Inc.                   905,000
Capital contributions by stockholders                                      74,000                           $ (67,000)
                                                                  ---------------                           ---------
Balance, December 31, 1998                                             11,290,000                             (67,000)
Recapitalization in connection with the Merger                          1,000,000
Issuance of restricted common stock to employees                        1,350,000   $      (1,354,000)
Shares of common stock and assumption of options and
   warrants representing purchase price in connection
   with the reverse acquisition, including finders fee
   of 100,000 shares of common stock                                   13,332,000
Proceeds from issuance of common stock and warrants
   in a private placement, including fees of 100,000
   shares of common stock                                               5,174,000
Proceeds from issuance of common stock in private
   placement                                                            1,856,000
Issuance of common stock in connection with acquisition,
   including finders fee of 12,000 of common stock                     21,131,000
Cancellation of subscriptions receivable                                  (67,000)                             67,000
Compensatory options issued to consultants                                 86,000
Compensation expense for stock options issued
   to employees                                                        26,449,000         (26,449,000)
Amortization of unearned compensation                                                         509,000
Net income
                                                                  ---------------   -----------------   -------------
Balance, December 31, 1999                                        $    81,601,000   $     (27,294,000)    $         0
                                                                  ===============   =================     ===========





Consolidated Statements of Changes in Stockholders' Equity (cont'd)

                                                                           Accumulated
                                                                             Deficit            Total
                                                                        ----------------   ---------------

Balance, March 31, 1997                                                 $     (3,068,000)  $       227,000
Merger of Hambro America Securities, Inc.                                     (6,610,000)           97,000
Reclass of preferred stock to additional paid-in capital                                                 0
Conversion of debt to equity                                                                       346,000
Issuance of preferred stock                                                                      1,000,000
Net loss                                                                      (1,325,000)       (1,325,000)
                                                                        ----------------   ---------------
Balance, March 31, 1998                                                      (11,003,000)          345,000
Capital contribution by Hambro America Securities, Inc.                                            905,000
Capital contributions by stockholders                                                                7,000
                                                                        ----------------   ---------------
Balance, December 31, 1998                                                   (11,003,000)        1,257,000
Recapitalization in connection with the Merger                                                           0
Issuance of restricted common stock to employees                                                         0
Shares of common stock and assumption of options and
   warrants representing purchase price in connection
   with the reverse acquisition, including finders fee
   of 100,000 shares of common stock                                                            13,367,000
Proceeds from issuance of common stock and warrants
   in a private placement, including fees of 100,000
   shares of common stock                                                                        5,200,000
Proceeds from issuance of common stock in private
   placement                                                                                     1,865,000
Issuance of common stock in connection with acquisition,
   including finders fee of 12,000 of common stock                                              21,138,000
Cancellation of subscriptions receivable                                                                 0
Compensatory options issued to consultants                                                          86,000
Compensation expense for stock options issued
   to employees                                                                                          0
Amortization of unearned compensation                                                              509,000
Net income                                                                     1,343,000         1,343,000
                                                                        ----------------   ---------------
Balance, December 31, 1999                                              $     (9,660,000)  $    44,765,000
                                                                        ================   ===============

Consolidated Statements of Cash Flows

                                                                                                   Nine Months
                                                                                    Year Ended        Ended        Year Ended
                                                                                   December 31,   December 31,      March 31,
                                                                                       1999           1998            1998
                                                                                  -------------   -------------   --------------

Cash flows from operating activities:
   Net income (loss)                                                               $ 1,343,000                    $ (1,325,000)
   Adjustments to reconcile net income (loss) to net cash provided by (used in)
      operating activities:
        Depreciation and amortization                                                   70,000      $ 15,000            13,000
        Provision credit loss                                                           (9,000)       63,000
        Realized loss on securities owned                                                                               10,000
        Unearned compensation                                                          509,000
        Stock based compensation                                                        86,000
        Amortization of intangible                                                     368,000
        Bad debt expense                                                               221,000
        Changes in:
           Due from broker                                                                                              49,000
           Fees and other receivables                                                  (35,000)     (553,000)           10,000
           Loan receivable officer                                                     (61,000)
           Partnerships and limited liability company interests                     (2,853,000)
           Marketable and nonmarketable securities                                  (2,026,000)
           Prepaid expenses                                                           (435,000)      (13,000)           (9,000)
           Other assets                                                                                                 53,000
           Accounts payable and accrued expenses                                       381,000       171,000          (203,000)
           Due to related party                                                         43,000        10,000
           Deferred revenue                                                                           23,000
           Deferred income taxes                                                       460,000        35,000
                                                                                   -----------    ----------     -------------
              Net cash used in operating activities                                 (1,938,000)     (249,000)       (1,402,000)
                                                                                   ------------   ----------     -------------
Cash flows from investing activities:
   Purchase of furniture and equipment                                                  (3,000)      (18,000)           (6,000)
   Mercury Coast acquisition, net of acquired company's cash of $3,000                (278,000)
   WFS acquisition, net of acquired company's cash of $799,000                         334,000
   Purchase of minority interest                                                      (533,000)
   Increase in organizational costs                                                                  (13,000)
   Net increase in loan to related party                                                             (78,000)
   Net increase in loan to stockholders                                                             (216,000)
                                                                                   -----------    ----------     -------------
              Net cash used in investing activities                                   (480,000)     (325,000)           (6,000)
                                                                                   -----------    ----------     -------------
Cash flows from financing activities:
   Proceeds from the issuance of preferred stock                                                                     1,000,000
   Principal payments on line of credit                                               (132,000)
   Proceeds from sale of stock, net of related costs                                 6,865,000
   Principal payments on notes payable                                              (1,823,000)
   Principal payment on SBA loan                                                    (1,500,000)
   Loans from parent                                                                                                   469,000
   Capital contribution by Hambro America, Inc.                                                      905,000
   Capital contribution by stockholders                                                                7,000
                                                                                   -----------    ----------     -------------
              Net cash provided by financing activities                              3,410,000       912,000         1,469,000
                                                                                   -----------    ----------     -------------
Net increase in cash and cash equivalents                                              992,000       338,000            61,000
Cash and cash equivalents - beginning of year                                          610,000       272,000           211,000
                                                                                   -----------    ----------     -------------
Cash and cash equivalents - end of year                                            $ 1,602,000     $ 610,000         $ 272,000
                                                                                   ===========     =========     =============
Supplemental disclosure of cash flow information:
   Cash paid:
      Interest                                                                     $    43,000                       $ 137,000
      Taxes                                                                        $    17,000
Supplemental disclosure of noncash investing and financing activities:
   Issuance of stock in connection with Mercury Coast acquisition                  $21,138,000
   Issuance of equity instruments in connection with WFS acquisition               $13,367,000
   Deferred compensation to consultants and employees by issuance of options       $27,803,000
   Cancellation of subscription receivable in connection with the Merger           $   (67,000)
   Retirement of preferred stock in connection with the recapitalization           $ 1,000,000
   Issuance of stock as a finders fee in private placement                         $   200,000
   Conversion of debt to parent to equity                                                                           $ 346,000

See notes to financial statements

THCG, INC.

Notes to Financial Statements

December 31, 1999


NOTE A - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

The Company is an Internet incubator company that provides venture funding, venture development and venture banking services. We are penatrating new markets by developing our international operations and by expanding our global coverage of the Internet industry. The Company provides services to Internet-based businesses, established "brick" and mortar" companies implementing an Internet-based strategy and advanced technology and service companies. By providing companies with capital and a combination of enterprise-enhancing venture development and venture banking services, the Company believes that it helps companies focus on their core strengths, so that they may bring their products and services to market more rapidly. The Company also operates a factoring business.

On November 1, 1999, the Company consummated the transactions contemplated by the Amended and Restated Agreement and Plan of Merger (the "Agreement"), dated August 5, 1999, by and among the Company, Tower Hill Acquisition Corp. ("Newco"), a wholly owned subsidiary of the Company, and Tower Hill Securities, Inc. ("Tower Hill"). Pursuant to the Agreement, Newco merged with and into Tower Hill, with Tower Hill surviving as a wholly owned subsidiary of the Company (the "Merger"). As a result of the Merger, the Company changed its name from Walnut Financial Services, Inc. ("WFS") to THCG, Inc. Tower Hill, formerly known as Hambro America Securities, Inc., is a registered broker-dealer under the Securities Exchange Act of 1934 and a member of the National Association of Securities Dealers, Inc. Tower Hill is engaged in the private placement of corporate debt and equity securities with accredited investors as defined by SEC Rule 501 of Regulation D. Tower Hill does not hold customer funds or safekeep customers securities pursuant to SEC Rule 15c3-3(k)(2)(1).

In May 1997, Hambro America Securities, Inc. was merged into Hambro Resource Development, Inc. ("HRDI") and simultaneously HRDI changed its name to Hambro America Securities, Inc.

In April 1998, a group of investors purchased 99% of all of the issued and outstanding equity securities of Hambro America Securities, Inc. for $74,250. In May 1998, the same group purchased the remaining 1% for $750. In connection with this acquisition, the former parent contributed capital of $904,775 in April 1998.

In connection with the Merger, the Company (i) issued 3,722,815 shares of common stock for all of the outstanding common stock of Tower Hill; (ii) entered into employment agreements with the two former shareholders of Tower Hill, who became the Co-CEO's of the Company, and a former officer of Tower Hill, who became the Chief Operating Officer of the Company and who received 372,281 shares of restricted common stock (see Note L1 with respect to employment agreements);
(iii) issued 2,500,000 shares of common stock and warrants to purchase an aggregate of 2,000,000 shares of common stock for aggregate proceeds of $5,000,000 to Greenwich Street Capital Partners II, L.P. ("GSCP") and certain of its affiliates in a private placement transaction and (iv) issued 932,500 shares of common stock in two additional private placements, one to an outside investor group and one to an investor group consisting of former Tower Hill employees. In connection with the Merger, the outstanding preferred stock of Tower Hill was cancelled.

For financial accounting purposes, the acquisition was accounted for as a reverse acquisition of the Company by Tower Hill as, after the transaction, the former shareholders of Tower Hill owned approximately 53% of the combined Company (prior to the issuance of the shares in the private placements described above), the management of Tower Hill became the management of the Company and a majority of the new Board of Directors of the combined company was nominated by Tower Hill. The purchase price for the Company consisted of 3,350,533 shares of common stock, representing the outstanding shares of common stock of WFS as of the date of acquisition and the assumption of all of the outstanding options and warrants of WFS. The Company issued 100,000 shares of common stock as a finders fee in connection with the Merger. The aggregate purchase price was $13,367,000, based on the closing price of $3.625 per share on the acquisition date and the fair value of the assumed warrants and options. In addition, the Company incurred closing costs of approximately $785,000. The Company recorded excess of cost over fair value of net assets acquired of $13,975,000 in connection with the Merger. The historical financial statements presented herein are the historical financial statements of Tower Hill adjusted for the capitalization of WFS. Tower Hill's accumulated deficit is carried over in the accompanying financial statements.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(1)      Principles of consolidation:

       The financial statements of the Company include the accounts of its wholly owned subsidiaries, Mercury Coast Inc., Pacific Financial Services, Inc. ("Pacific Financial"), Inland Financial Corporation ("Inland Financial") and Tower Hill Securities and its wholly owned subsidiaries, THCG LLC and THCG Ventures LLC. THCG Ventures LLC is a management company for two related venture capital companies, THCG Venture Partners I LLC and THCG Partners LLC. THCG Ventures LLC has a 0.45% member's interest in THCG Partners LLC. THCG Partners LLC and THCG LLC have a 15.1% and a 9.9% membership interest in THCG Venture Partners I LLC respectively. All significant intercompany accounts and transactions are eliminated in consolidation.

(2)      Cash and cash equivalents:

       The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

(3)      Marketable and nonmarketable securities:

       Marketable securities are stated at their fair market value on December 31, 1999. Marketable restricted securities are valued at fifty percent of the published last trade, in accordance with the Company's valuation policy. Such discount reflects the Company's estimate of fair value. Not readily marketable securities are valued based on the last round of financing or lower depending on circumstances. Warrants are valued based on the intrinsic value (the value of the underlying security less the exercise price).

       The fair value of the Company's cash and cash equivalents and securities approximates the carrying amounts presented in the statement of financial condition.

(4)      Furniture, fixtures and equipment:

       Furniture, fixtures and equipment are stated at cost less accumulated depreciation or amortization. Depreciation is computed using the straight-line method of accounting over the estimated useful lives of three to seven years.

(5)      Intangibles:

       The excess of purchase price over fair value of net assets acquired is amortized on a straight-line basis over the estimated future period of the benefit of five years. The Company periodically assesses the recoverability of the cost of its goodwill based upon estimated future profitability of the related entities.

       Long-lived assets and certain identifiable intangibles, including excess of purchase price over fair value of net assets acquired, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets.

(6)      Revenue recognition:

       The Company recognizes venture service fees when earned. The Company recognizes factoring fees when earned. Interest income from loans is recognized using the interest method. Accrual of interest on loans is suspended when a loan is contractually delinquent more than 90 days. Accrual is resumed when the loan becomes contractually current and past due interest income is recognized at that time. In addition, a detailed review of loans will cause earlier suspension if collection is doubtful.

(7)      Credit losses:

       Provision for credit losses are charged to income in amounts sufficient to maintain the allowance at a level considered adequate to cover the losses on existing portfolios of factored accounts and loans. The Company's charge off policy is based on an account by account review for all factored receivables and loans.

(8)      Investments in affiliates:

       The Company accounts for its investments in affiliates in which it has virtually no influence over the operating and financing policies of the investee, under the cost method of accounting. The Company accounts for those investments where the Company owns greater than 20% of the voting interests and possesses significant influence under the equity method. The Company, through its wholly owned subsidiary THCG LLC owns a 9.9% membership interest in THCG Venture Partners I LLC ("Venture Partners I"), a venture capital fund which is managed by THCG Ventures LLC, a wholly owned subsidiary of the Company. A shareholder of the Company and certain of its affiliates, own 75% of the membership interest in Venture Partners I. The remaining 15.1% membership interest in Venture Partners I is owned by THCG Partners LLC, whose managing member, THCG Ventures LLC, owns a .45% membership interest in THCG Partners LLC. The Company accounts for its membership interest in Venture Partners I and THCG
       Partners LLC using the equity method of accounting. Venture Partners I reports its investments at fair value. Accordingly, THCG LLC and THCG Ventures LLC record their proportional share of the underlying investments in Venture Partners I on the equity method.

(9)      Income taxes:

       The Company files a consolidated federal income tax return, together with its wholly-owned subsidiaries. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be settled or recovered. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(10)     Stock options:

       The Company accounts for its stock options in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123 which allows entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25 and provide pro forma earnings per share disclosures for employee stock option grants as if the fair value based method, as defined in SFAS No. 123, had been applied. The Company has elected to apply the provisions of APB No. 25 and provide the pro forma disclosure required by SFAS No. 123 (see Note I).

(11)     Use of estimates:

       Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities to prepare the financial statements in conformity with generally accepted accounting principles. In particular, factors used in valuing nonmarketable securities are subject to the inherent complexities of pricing such investments. Actual results could differ from these estimates.

(12)     Fair value of financial instruments:

       The fair value of cash and cash equivalents, marketable securities, factored accounts receivable, notes receivable, notes and accounts payable approximate book value.

(13)     Concentration of credit risk:

       Financial instruments which potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and factored accounts and notes receivable. Cash and cash equivalents consist of deposits placed with various high credit quality financial institutions.

       Concentration of credit risk with respect to receivables is limited due to required collateral and participations. The Company routinely assesses the financial strength of its customers and requires collateral or other security to support customers' factored accounts receivables and notes receivable. Credit losses are provided for in the consolidated financial statements in the form of an allowance for bad debts.

(14)     Net income (loss) per share:

       Basic earnings per share ("EPS") is computed by dividing income or loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise of options and warrants to purchase common stock. EPS for the nine months ended December 31, 1998 and the year ended March 31, 1998 do not give effect to the outstanding shares of preferred stock as the preferred stock was canceled pursuant to the Merger and no dividends were accrued or paid.

(15)     Impairment of long-lived assets:

       Impairment losses are recognized for long-lived assets, including certain intangibles, used in operations when indicators of impairment are present. Management estimates that the undiscounted future cash flows generated by those assets are sufficient to recover the assets' carrying amount. An impairment loss would be measured by comparing the fair value of the assets to its carrying amount.

(16)     Recently issued accounting standards:

       In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting standards for derivative instruments, including derivative instruments embedded in other contracts and hedging activities. In June 1999, SFAS No. 137 was issued delaying the effective date of SFAS No. 133 to January 1, 2001. The Company's management has not yet determined the impact of adopting SFAS No. 133 as amended.

(17)     Reclassification:

       Certain amounts have been reclassified to conform to 1999 financial statement presentation.


NOTE C - ACQUISITIONS

As described in Note A, the Company acquired WFS on November 1, 1999 in a transaction accounted for as a reverse acquisition under the purchase method of accounting. The aggregate purchase price, including acquisition costs, exceeded the fair value of WFS' assets by $13,975,000. This amount has been allocated to excess of cost over fair value of net assets acquired and is being amortized using the straight-line method over five years. The results of operations of WFS have been included in the accompanying statements of operations from the date of acquisition.

In addition to the acquisition of WFS, on December 29, 1999, the Company acquired 100% of the outstanding stock of Mercury Coast Inc. ("Mercury Coast") for 700,005 shares of its common stock and issued 12,000 shares of common stock as a finders fee. In connection with this transaction, the Company entered into employment agreements with the three principal owners of Mercury Coast (see Note L1 with respect to employment agreements). The aggregate purchase price, including acquisition costs, exceeded the fair value of the net assets acquired by $20,854,000. This amount has been allocated to excess of cost over fair value of net assets acquired and is being amortized using the straight-line method over five years. The acquisition was accounted for as a purchase and accordingly, the results of operations have been included in the accompanying statements of operations from the date of acquisition.

Assets acquired and liabilities assumed and the consideration paid is summarized as follows:

                                                       Mercury
                                                        Coast             WFS
                                                        -----             ---

          Cash                                     $       3,000  $     799,000
          Nonmarketable securities                       340,000      4,697,000
          Receivables - net                              120,000      1,551,000
          Other assets                                    66,000        276,000
          Excess of cost over fair value              20,854,000     13,975,000
                                                   -------------  -------------
                                                      21,383,000     21,298,000
          Assumption of liabilities                      245,000      7,146,000
                                                   -------------  -------------
          Net assets acquired                      $  21,138,000  $  14,152,000
                                                   =============  =============
          Closing costs                            $     356,000  $     785,000
          Fair value of common stock, and
             warrants and options assumed             20,782,000     13,367,000
                                                   -------------  -------------
                                                   $  21,138,000  $  14,152,000
                                                   =============  =============

Pro forma financial information (unaudited):

The following unaudited pro forma financial information is presented as if the Company had completed the Merger as of January 1, 1998 and the acquisition of Mercury Coast as of January 1, 1999. The date of incorporation for Mercury Coast was March 11, 1999. The pro forma information for WFS is as adjusted to present WFS as an operating company instead of as an investment company. The pro forma information is not necessarily indicative of what the results of operations would have been had the acquisitions taken place at those dates, or of the future results of operations.

                                                    1999              1998
                                               ---------------------------------
                                                          (Unaudited)

          Revenues                             $     6,341,000  $    5,046,000
          Net loss                             $    (7,489,000) $   (1,867,000)
          EPS:
             Basic and diluted                     $(.16)            $(.26)
                                                   =====             =====


NOTE D - SEGMENT INFORMATION

In 1999, as a result of the Company's  acquisition  of WFS, the Company  adopted
SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements. The Company operates in two segments, the Internet services business and the factoring business. The Internet services business consists of three business development and business creation services-Venture Development, Venture Banking and Venture Funding, all of which together provide Internet companies with a comprehensive array of enterprise enhancing services. The factoring business provides financing to its clients primarily by purchasing customers accounts receivable, generally on a recourse basis. Presented below is summarized financial information of the Company's operations for each segment.

                                                            1999
                                                        -------------
          Revenues:
             Internet services                          $   7,568,000
             Factoring                                        135,000

          Income (loss) from operations:
             Internet services                              1,333,000
             Factoring                                        (43,000)

          Total assets:
             Internet services                             46,472,000
             Factoring                                      1,886,000

NOTE E - MARKETABLE AND NONMARKETABLE SECURITIES

As of December 31, 1999 marketable and nonmarketable securities consisted of the following:

       Publicly traded securities                             $     2,686,000
       Publicly traded securities - restricted                        126,000
       Privately held securities                                    5,051,000
                                                              ---------------
                                                              $     7,863,000
                                                              ===============

NOTE F - PARTNERSHIP AND LIMITED LIABILITY COMPANY INTERESTS

In connection with the Merger, the Company acquired a 1% general partner interest in an investment partnership. The general partner is also entitled to a 20% carried interest in the profits of the partnership. The general partner interest is valued at $1,533,000 as of December 31, 1999 based on its equity in the underlying fair value of the partnership's investments. The Company's investments in Venture Partners I and THCG Partners, LLC aggregated $520,000 at December 31, 1999.


NOTE G - NOTES PAYABLE

In connection with the Merger, the Company assumed all of the liabilities of WFS, including notes payable to the former shareholders of Pacific Financial. The notes aggregate $600,000, bear interest at 8% per annum and are due in accordance with the terms set forth in the Pacific Financial acquisition agreement. The Company has initiated an action against the former shareholders of Pacific to recoup a portion of the purchase price paid for Pacific Financial and correspondingly reduce the amount of the notes payable. The action is in the preliminary stages and the Company is unable to determine at this time if it will be successful in reducing the amount of the notes payable. Therefore, the notes payable are carried at their full amount in the accompanying financial statements.


NOTE H - STOCKHOLDERS' EQUITY

Common stock and warrant transactions:

In connection with the Merger, the Company issued 3,722,815 shares of common stock for all of the outstanding shares of WFS. The Company also issued 387,684 options and 633,373 warrants to former option and warrant holders of WFS and issued 100,000 shares of common stock as a finders fee in connection with the Merger. The total consideration paid, including closing costs, aggregated $14,152,000.

In connection with the Merger in November 1999, the Company issued 2,500,000 shares of common stock and warrants to purchase an aggregate of 2,000,000 shares of common stock to Greenwhich Street Capital Partners II, LP ("GSCP") and several of its affiliates for gross proceeds of $5,000,000. 1,000,000 warrants are exercisable at $5.44 per share and 1,000,000 warrants are exercisable at $7.25 per share, and all of the warrants expire in November of 2002. The Company issued 100,000 shares of common stock as a finders fee in connection with the private placement of shares to GSCP. The shares were valued at $200,000 based on the $2.00 price per share in the private placement.

In connection with the Merger in November 1999, the Company also issued 932,500 shares of common stock in the aggregate in two private placements; one to an outside investor group and one to an investor group consisting of employees of Tower Hill for aggregate proceeds of $1,865,000.

In connection with the acquisition of Mercury Coast on December 29, 1999, the Company issued 700,005 shares of common stock in exchange for all of the outstanding stock of Mercury Coast. The Company issued 12,000 shares of common stock as a finders fee in connection with this transaction. The shares were valued at $29.69 based on an average price over the 4 days commencing two days prior to the closing of the transaction.


NOTE I - STOCK OPTIONS

(1)  In connection with the Merger,  the Company assumed the NFS Services,  Inc.
     (Utah) 1994 Incentive Stock Option Plan, which was amended and restated and approved by the Company's stockholders in December 1997 (as amended, the "1994 Plan"). The 1994 Plan is administered by a stock incentive plan administrative committee appointed by the Company's Board of Directors (the "1994 Plan Committee"). The 1994 Plan Committee has the authority to select the persons to whom awards may be granted, to determine the terms of each award, to interpret the provisions of the 1994 Plan and to make all other determinations that it may deem necessary or advisable for the administration of the 1994 Plan. The 1994 Plan provides for the grant of incentive stock options, nonqualified options, and restricted stock and stock appreciation rights ("SARs"), as determined in each individual case by the 1994 Plan Committee. The Company's Board of Directors has reserved 1,000,000 shares of common stock for issuance under the 1994 Plan. At December 31, 1999, the Company has options outstanding under the 1994 Plan as follows:

                                                              Weighted Average
                                                  Shares       Exercise Price
                                                  ------       --------------

       Options granted as of November 1, 1999      14,334         $11.04
                                                  =======

       Options exercisable at end of year          14,334         $11.04
                                                  =======

      The weighted average life of options outstanding is 3.6 years.

(2) In connection with the Merger, the Company assumed the Walnut Capital Corporation 1987 Stock Option Plan (as amended, the "1987 Plan"). The 1987 Plan is administered by a stock option plan administrative committee appointed by the Board of Directors (the "1987 Plan Committee"). The 1987 Plan Committee has the authority to select the persons to whom awards may be granted, to determine the terms of each award, to interpret the provisions of the 1987 Plan and to make all other determinations that it may deem necessary or advisable for the administration of the 1987 Plan. The 1987 Plan provides for the grant of incentive stock options or nonqualified options, as determined in each individual case by the 1987 Plan Committee. There are 806,930 shares of common stock reserved for issuance under the 1987 Plan. Awards of nonstatutory options to purchase 23,350 shares of common stock all of which expire in 2004, have been granted pursuant to the 1987 Plan. The exercise price of the options outstanding pursuant to the 1987 Plan is $10.80 per share of common stock. The average exercise price of options outstanding under the 1987 Plan is $10.80. No further awards will be granted under the 1987 Plan.

(3) On November 1, 1999, the Company adopted the 1999 Walnut Financial Services, Inc. Stock Incentive Plan (the "1999 Plan"). The 1999 Plan is administered by an administrative committee appointed by the Company's Board of Directors (the "1999 Plan Committee"). The 1999 Plan Committee has the authority to select the persons to whom awards may be granted, to determine the terms of each award, to interpret the provisions of the 1999 Plan and to make all other determinations that it may deem necessary or advisable for the administration of the 1999 Plan. The 1999 Plan provides for the grant of incentive stock options, nonqualified options, and restricted stock and stock appreciation rights ("SARs"), as determined in each individual case by the 1999 Plan Committee. The Company's Board of Directors has reserved 2,250,000 shares of common stock for issuance under the 1999 Plan. In connection with an employment agreement entered into in 1999, the Company issued 372,281 shares of restricted stock under the 1999 Plan. The Company recorded unearned compensation of $1,354,000 which will be charged to operations over the three year vesting period. As of December 31, 1999, the Company has granted options under the 1999 Plan as follows:

                                               Weighted
                                               Average
                               Number of      Contractual         Number of
                 Exercise      Options         Remaining           Options
                   Price     Outstanding      Life (in Years)    Exercisable
                   -----     -----------      ---------------    -----------

                  $3.625         400,000          4.83                 93,000
                  $3.625         987,500          4.83                972,000
                  $3.625         100,000          4.83                  8,000
                  $10.00(1)      310,000          4.83                 19,000
                            ------------                       --------------
                               1,797,500                            1,092,000
                            ============                       ==============

         (1) Granted with an exercise price which was less than quoted market price on the date of grant.

         Certain options granted under the 1999 Plan were granted with an exercise price that was less than quoted market on the date of grant. The Company also granted options to employees to purchase 146,500 shares of Common Stock at $10.00 per share, which was less than quoted market on the date of grant. The options vest over three years. In addition, in connection with the Mercury Coast Acquisition, the Company issued an aggregate of 930,000 options to 3 individuals pursuant to their employment agreements. The options vest over a four year period and are exercisable at $6.00 per share, which was less than quoted market on the date of grant. In connection with the issuance of options with an exercise price at less than quoted market price on the date of grant, the Company recorded an aggregate of $26,449,000 of unearned compensation which will be charged to operations over the vesting periods.

       The Company elected to account for its employee stock based compensation under APB 25. Had compensation cost for stock option grants been determined based on the fair value at the grant dates for awards consistent with the method provided by SFAS No. 123, the Company would have reported the pro forma amounts indicated below.

                                                                    Year Ended
                                                                   December 31,
                                                                       1999
                                                                       ----
       Net income (loss) attributable to common stockholders:
          As reported                                              $ 1,343,000
          Pro forma                                                   (400,000)

       Netincome (loss)  attributable to common
          stockholders  per share:  Basic and diluted:
             As reported                                              $.27
             Pro forma                                               $(.08)

       During 1999, the Company granted options to purchase 100,000 shares of common stock at $3.625 per share as compensation for consulting services. The options vest monthly over one year and expire in 2004. The estimated fair value of the options vested in 1999, which amount to $86,000 was charged to operations during 1999.


NOTE J - INCOME TAXES

The significant components of the Company's deferred income tax assets and liabilities as of December 31, 1999 and 1998 are as follows:

                                                        1999            1998
                                                        ----            ----
       Deferred income tax assets:
          Net operating losses                      $     702,000   $ 148,000
          Unrealized losses                               355,000
          Preacquisition unrealized losses              1,079,000
          Preacquisition net operating losses           2,270,000
                                                    -------------
                                                        4,406,000     148,000
       Deferred income tax liability:
          Option compensation                            (321,000)
          Unrealized gain                              (1,231,000)
          Valuation allowance                          (3,349,000)   (148,000)
                                                    -------------   ---------
       Net deferred income tax liability            $    (495,000)  $       0
                                                    =============   =========

The  valuation   allowance   represents   the  unutilized  tax  benefit  of  the
preacquisition net operating losses and unrealized losses of WFS.

The significant components of the provision (benefit) for income taxes for the year ended December 31, 1999, the nine months ended December 31, 1998 and the year ended March 31, 1998 are as follows:


                                                                                              Nine
                                                                                              Months
                                                                       Year Ended             Ended           Year Ended
                                                                      December 31,         December 31,        March 31,
                                                                          1999                 1998              1998
                                                                  ----------------         ------------     -------------
Current:
   Federal                                                         $                          $12,000       $
   State                                                                                       23,000
                                                                   ---------------           --------
      Total current taxes                                                        0             35,000                   0
                                                                   ---------------           --------       -------------
Deferred:
   Federal, including utilization of net operating losses
      credited to excess of cost over fair value of net
      assets acquired                                                      966,000
   State                                                                   225,000
   Change in valuation allowance                                          (137,000)
                                                                   ---------------
      Total deferred taxes                                               1,054,000                  0                   0
                                                                   ---------------            -------       -------------
Provision (benefit) for income taxes                               $     1,054,000            $35,000       $           0
                                                                   ===============            =======       =============

The difference between the statutory federal income tax rate on the Company's income before income taxes and the Company's effective income tax rate for the years ended December 31, 1999 and 1998 are summarized as follows:

                                                          Nine
                                                         Months
                                           Year Ended     Ended      Year Ended
                                          December 31,  December 31,   March 31,
                                              1999         1998          1998
                                              ----         ----          ----

Statutory federal income tax rate              34.0%      34.0%         34.0%
State income tax, net of federal benefit        7.0       66.0
Nondeductible amortization of intangibles      10.2
Reduction in valuation allowance               (5.7)
Miscellaneous                                   (.4)
Net operating losses (unutilized)              (1.1)                   (34.0)
                                               -----      -----        -----
Effective income tax rate                      44.0%      100.0%           0%
                                               ====       =====        =====

As of December 1999, the Company has net operating loss carryforwards ("NOL"), attributable to losses incurred by WFS prior to the Merger for income tax purposes expiring as follows:

       Year Ending
       December 31,                                                  WFS
       ------------                                                  ---
          2008                                              $     1,668,000
          2009                                                      878,000
          2010                                                    1,380,000
          2011                                                      156,000
          2014                                                    1,040,000
          2019                                                    1,253,000
                                                               ---------------
                                                            $     6,375,000

As a result of the change in ownership occuring in connection with the Merger, the utilization of the NOL's of WFS are limited to approximately $700,000 annually.

The tax benefit realized upon utilization of such carryforwards will be credited to excess of cost over fair value of net assets acquired.

In addition, the Company has NOL's of $300,000 which expire through 2014.


NOTE K - RELATED PARTY TRANSACTIONS

The Company leases office space from Hambro America Securities, Inc. which is owned by the Co-CEO's and the COO of the Company. The lease requires payments of $21,650 and expires on August 30, 2000. Under this lease, rent expense for the year ended December 31, 1999 and the nine months ended December 31, 1998 was $337,000 and $180,000, respectively, including payments in 1999 for additional space leased on a month to month basis.

In October 1998, the Company loaned $95,000 to a related party. The loan is non-interest bearing and is being repaid over 22 months at $4,318 per month.

During the nine months ended December 31, 1998, the Company loaned $216,000 to its officers. The loans were noninterest bearing and had no specific repayment date. In addition, during 1999, the Company loaned an additional $100,000 to its officers. Prior to the consummation of the Merger, the Company forgave loans to one of its officers in the amount of $132,237, which was charged to compensation expense.


NOTE L - COMMITMENTS AND CONTINGENCIES

(1)      Employment agreements:

       The Company entered into employment agreements with each of its two Co-CEO's. The agreements which expire in 2004 and provide for aggregate annual base salaries of $400,000 and annual bonuses to be determined by the Compensation Committee. In connection with the agreements, the Company issued options to purchase 900,000 shares of common stock under the 1999 Plan.

       The Company entered into an employment agreement with its Chief Operating Officer which expires in 2004 and provides for a base salary of $150,000 and an annual bonus to be determined by the Compensation Committee. In connection with the Merger, the Company issued 372,281 shares of restricted stock which vest in differing amounts over a period of three years. In connection with the issuance of restricted stock, the Company recorded unearned compensation of $1,354,000 which is being charged to income as the shares vest.

       In connection with the acquisition of Mercury Coast, the Company entered into employment agreements with each of the three former shareholders of Mercury Coast. Each of the agreements provides for an annual base salary of $150,000, a minimum bonus of $50,000 in 2000, and future bonuses to be determined by the Compensation Committee, and expire three years from the date of the acquisition. The agreements are automatically renewable on an annual basis unless the Company or the employee gives written notice. In connection with the employment agreements, the Company issued options to purchase 310,000 shares of common stock to each of the three individuals. The options have an exercise price of $6.00 per share, are exercisable for five years and vest over four years. In connection with the issuance of these options, the Company recorded unearned compensation in the aggregate amount of $23,715,000, which is being charged to earnings over the vesting period of the options.

(2)      Litigation:

       By First Amended Complaint dated November 22, 1999 and filed on November 23, 1999 (the "Complaint"), the Company was sued in the Superior Court of Washington for Spokane County in an action entitled Miller Capital Group, L.L.C., et al. v. Inland Financial Corporation, et al. (No. 99206566-7). The Company was named as successor to Walnut Financial Services, Inc., the corporate parent of defendant Inland Financial Corporation. The complaint generally alleges that Inland Financial and others fraudulently induced the plaintiffs to participate in various transactions related to Inland Financial's factoring business and that funds obtained by Inland Financial and/or Walnut Financial Services in connection with those transactions were improperly diverted or converted. It is alleged that Walnut Financial Services controlled Inland Financial in general and with respect to the specific challenged transactions. Plaintiffs allege causes of action for breach of promissory notes, state law securities fraud and registration violations, common law misrepresentation and conversion. The complaint seeks unspecified injunctive relief, unspecified damages and an accounting. The complaint has only recently been filed and the lawsuit is in its initial stages. The Company intends to defend the lawsuit vigorously.

       On April 21, 1999, Yoav Bitter commenced an action against, Tower Hill pursuant to the New York Business Corporation Law Section 1104-a, for, inter alia, judicial dissolution of Tower Hill and appointment of a receiver. On June 17, 1999, Justice Goodman denied the relief sought by Mr. Bitter, and granted Tower Hill cross motion to dismiss the matter. On August 3, 1999, Mr. Bitter filed a Notice of Appeal of the judgment of Justice Goodman with the New York State Supreme Court Appellate Division, First Department. By an order entered March 14, 2000, the New York State Supreme Court Appellate Division, First Department, dismissed Mr. Bitter's appeal. Mr. Bitter has until April 21, 2000 to file a Notice of Appeal to the New York State Court of Appeals. Additional payments may be due to Mr. Bitter for his 25% interest in Tower Hill Securities pursuant to an agreement dated as of April 13, 1998 among Messrs. Mark, Raviv and Bitter. These payments are to be in an amount equal to 25% of "all net profits relative to work-in-progress as of" April 30, 1999. Tower Hill Securities, Joseph D. Mark and Adi Raviv have entered into an indemnification agreement pursuant to which Messrs. Mark and Raviv have agreed to indemnify Tower Hill for any amounts Tower Hill is obligated to pay to Mr. Bitter in excess of Tower Hill Securities' net profits relative to the engagements of Tower Hill that were pending, but not completed, on April 30, 1999. Tower Hill Securities has agreed to indemnify Messrs. Mark and Raviv with respect to any amounts either of them becomes obligated to pay to Mr. Bitter in excess of the amount described in the two prior sentences, and Tower Hill Securities has agreed to assume and pay for the defense of any claim brought by Mr. Bitter. The potential settlement amount, if any, cannot be determined at this time.

       On June 18, 1999, Tower Hill securities initiated an arbitration against Yoav Bitter before the National Association of Securities Dealers, or NASD, requesting the return of company property and the reimbursement of certain travel expenses. On September 9, 1999, Mr. Bitter filed an answer and counterclaims against Tower Hill Securities. Mr. Bitter denied liability for the claims brought by Tower Hill Securities and asserted claims for tuition expenses and additional compansation. On September 17, 1999, Tower Hill Securities filed a response denying all liability on the counterclaims. The NASD has acknowledged jurisdiction over the arbitration and has advised the parties that it plans to schedule a pre-hearing conference with the parties and the arbitrations.

NOTE M - SUBSEQUENT EVENTS:


In February 2000, Class A warrants issued in a 1997 private placement were exercised. Common stock issued totaled 633,373 and proceeds from the exercise approximated $5.7 million dollars.

On February 29, 2000, the Company entered into a letter of intent to acquire the investment banking and equity research business of a private firm in Israel that specializes in the Internet and related technologies.

In February 2000, the Board of Directors of the Company adopted the 2000 THCG, Inc. Stock Incentive Plan (the "2000 Incentive Plan"), the 2000 Employee Stock Purchase Plan (the "2000 Purchase Plan") and the 2000 Non-employee Director Stock Option Plan (the "2000 Director Plan), all subject to stockholder approval.

The maximum amount of shares available under the 2000 Incentive Plan is 200,000 shares, plus and annual increase as determined in the plan.

The maximum amount of shares available under the 2000 Purchase Plan is 200,000 shares, plus an annual increase as defined in the plan.

The maximum amount of shares available under the 2000 Director Plan is 500,000 shares.

                          Independent Auditors' Report




The Board of Directors
Tower Hill Securities, Inc.
New York, New York


We have audited the accompanying statement of financial condition of Hambro America Securities, Inc. as of December 31, 1998, and the related statements of operations, changes in stockholder's equity, and cash flows for the nine months ended December 31, 1998 and the year ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hambro America Securities, Inc. as of December 31, 1998, and the results of its operations and its cash flows for the nine months ended December 31, 1998 and the year ended March 31, 1998 in conformity with generally accepted accounting principles.


                                                   /s/ Cohen & Schaeffer, P.C.
                                                   ----------------------------
                                                       Cohen & Schaeffer, P.C.

New York, New York
January 26, 1999