Form 10-Q
period 2000-03-31
THCG INC
filed 2000-05-15
CIK 942378

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                           ---------------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________________ to ___________________

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

         Indicate by check [X] whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]       No  [ ]

         As of May 9, 2000, there were 12,649,669 shares of the registrant's Common Stock outstanding.

                                TABLE OF CONTENTS

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements                                           Page

            Consolidated Statements of Financial Condition -
            as of  March 31, 2000 (unaudited) and
            December 31, 1999.............................................   2

            Consolidated Statements of Operations - for the
            three months ended March 31, 2000 (unaudited)
            and March 31, 1999 (unaudited)................................   3

            Consolidated Statement of Changes in
            Stockholders' Equity - for the three months
            ended March 31, 2000 (unaudited) .............................   4

            Consolidated Statements of Cash Flows - for the
            three months ended March 31, 2000 (unaudited) and
            March 31, 1999  (unaudited)...................................   5

            Notes to Consolidated Financial Statements (unaudited)........   6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations...........................   8

Item 3.     Quantitative and Qualitative Disclosures About Market Risk....  10

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings.............................................  11

Item 6.     Exhibits and Reports on Form 8-K..............................  11

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

            The following Consolidated Financial Statements of THCG, Inc. and its subsidiaries are presented on pages 2 through 7 hereof as set forth below:


Consolidated Statements of Financial Condition - as of
March 31, 2000 (unaudited) and December 31, 1999..........................   2

Consolidated Statements of Operations - for the three months
ended March 31, 2000 (unaudited) and March 31, 1999 (unaudited)...........   3

Consolidated Statement of Changes in Stockholders' Equity -
for the three months ended March 31, 2000 (unaudited) ....................   4

Consolidated Statements of Cash Flows - for the three months
ended  March 31, 1999 (unaudited) and March 31, 2000  (unaudited).........   5

Notes to Consolidated Financial Statements (unaudited)....................   6

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                  March 31,                December 31,
                                                                                   2000                        1999
                                                                                (unaudited)
                                                                              ------------------------------------------
ASSETS
  Marketable and nonmarketable securities                                        $11,032,000                $7,863,000
  Partnership, limited liability company and other interests                      15,433,000                 2,053,000
  Cash and cash equivalents                                                        6,552,000                 1,592,000
  Fees and other receivables, net of allowance                                       793,000                   352,000
  Prepaid expenses and other assets                                                  262,000                   279,000
  Loan receivable, related party                                                     223,000                    35,000
  Loan receivable, officer                                                           366,000                   277,000
  Furniture, fixtures and equipment - at cost, less accumulated depreciation          77,000                   104,000
  Excess of cost over fair value of net assets acquired, net of
   accumulated amortization                                                       27,734,000                29,266,000
  Assets of discontinued operations                                                     ----                 6,537,000
                                                                              ---------------            -------------
   Total Assets                                                                  $62,472,000               $48,358,000
                                                                              ===============            =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable, accrued expenses and others                                   $1,076,000                  $131,000
  Liabilities of discontinued operations                                           1,000,000                 2,967,000
  Deferred income taxes payable                                                    1,916,000                   495,000
                                                                              ---------------            -------------
   Total Liabilities                                                               3,992,000                 3,593,000
                                                                              ---------------            -------------
Stockholders' equity
  Common stock,  $.01 par value,  50,000,000 shares  authorized;  12,603,969 and
   11,751,113 issued and outstanding at March 31, 2000 and December 31,
   1999, respectively                                                                126,000                   118,000
  Additional paid-in capital                                                      94,281,000                81,601,000
  Accumulated deficit                                                             (8,760,000)               (9,660,000)
  Unearned compensation                                                          (27,167,000)              (27,294,000)
                                                                              ---------------            -------------
   Total Stockholders' equity                                                     58,480,000                44,765,000
                                                                              ---------------            -------------
   Total Liabilities and Stockholders' Equity                                   $ 62,472,000              $ 48,358,000
                                                                              ===============            =============

See Notes to Consolidated Financial Statements


CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                       Three Months Ended
                                                           -------------------------------------------
                                                                   March 31,            March 31,
                                                                        2000               1999
                                                                 (unaudited)           (unaudited)
                                                           --------------------      -----------------
REVENUES
Venture service fees                                           $   1,483,000          $    266,000
Appreciation in securities and interest income                    12,812,000                    --
                                                               -------------          ------------
    Total Revenues                                                14,295,000               266,000

EXPENSES
Selling, general and administrative                                3,007,000               503,000
Equity-based compensation                                          2,087,000                    --
Amortization of acquired intangibles                               1,532,000                    --
                                                               -------------          ------------
    Total Expenses                                                 6,626,000               503,000

Income (loss) before discontinued operations and taxes             7,669,000              (237,000)
Provision for income taxes                                         3,583,000                12,000
                                                               -------------          ------------
Net income (loss) before discontinued operations                   4,086,000              (249,000)
Net (loss) from discontinued operations                           (3,186,000)                   --
                                                               -------------          ------------
Net income (loss)                                              $     900,000          $   (249,000)
                                                               =============          ============
BASIC EARNINGS PER SHARE
Basic income (loss) per share from continuing operations       $        0.34          $      (0.07)

Basic (loss) per share from discontinued operations                    (0.27)                   --
                                                               -------------          ------------
Basic income (loss) per share                                  $        0.07          $      (0.07)
                                                               =============          ============
DILUTED EARNINGS PER SHARE
Diluted income (loss) per share from continuing operations     $        0.27          $      (0.07)

Diluted (loss) per share from discontinued operations                  (0.21)                   --
                                                               -------------          ------------
Diluted income (loss) per share                                $        0.06          $      (0.07)
                                                               =============          ============

Basic weighted average common shares outstanding                  12,139,524             3,723,000
                                                               =============          ============
Diluted weighted average common shares outstanding                15,374,696             3,723,000
                                                               =============          ============

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                        Common Stock                  Additional
                                             ------------------------------------
                                                 Number of                             Paid-in            Unearned
                                                  Shares             Amount            Capital          Compensation
                                             ------------------  ----------------  -----------------   ----------------
BALANCE, DECEMBER 31, 1999                          11,751,113          $118,000        $81,601,000      $(27,294,000)

Proceeds from exercise of warrants for
    common stock                                       633,373             6,000          5,694,000
Proceeds from exercise of options for
    common stock                                         1,000                                3,000
Issuance of common stock in connection
    with investment                                    218,483             2,000          5,023,000
Unearned compensation for stock options
    issued to employees                                                                   1,960,000        (1,960,000)
Amortization of unearned compensation                                                                       2,087,000
Net income
                                             ------------------  ----------------  -----------------   ----------------
BALANCE, MARCH 31, 2000 (UNAUDITED)                 12,603,969          $126,000        $94,281,000     $ (27,167,000)
                                             ==================  ================  =================   ================

                                                                         Accumulated
                                                                           Deficit            Total
                                                                       ---------------     -------------
BALANCE, DECEMBER 31, 1999                                              $(9,660,000)        $44,765,000

Proceeds from exercise of warrants for
     common stock                                                                             5,700,000
Proceeds from exercise of options for
     common stock                                                                                 3,000
Issuance of common stock in connection
     with investment                                                                          5,025,000
Unearned compensation for stock options
     issued to employees                                                                             --
Amortization of unearned compensation                                                         2,087,000
Net income                                                                  900,000             900,000
                                                                       --------------      -------------
BALANCE, MARCH 31, 2000 (UNAUDITED)                                     $(8,760,000)        $58,480,000
                                                                       ==============      =============

See Notes to Consolidated Financial Statements


CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                       For the three months ended
                                                                         March 31,      March 31,
                                                                           2000           1999
                                                                        (unaudited)    (unaudited)
                                                                        -----------   -----------
Cash flows from operating activities:
Net income (loss)                                                    $    900,000       $(249,000)
Adjustment to reconcile net income (loss) to net cash used in continuing operating activities-
Loss from discontinued operations                                       3,186,000
Net change in unrealized appreciation of investments                  (12,632,000)
Gain on sale of marketable securities                                       1,000
Equity-based compensation                                               2,087,000
Depreciation and amortization                                              41,000           4,000
Amortization of intangible assets                                       1,532,000
Bad debt expense                                                          201,000
Deferred income tax provision                                           1,421,000

Changes in operating assets and liabilities:
Fees and other receivables                                               (642,000)        200,000
Loan receivable-officer                                                   (89,000)
Prepaid expenses and other assets                                          17,000        (199,000)
Due from related parties                                                 (188,000)
Accounts payable and accrued expenses                                   1,945,000        (181,000)
                                                                     ------------       ---------
Net cash used in operating activities                                  (2,220,000)       (425,000)
                                                                     ------------       ---------
Cash flows from investing activities:
Proceeds from sale of marketable securities                             2,903,000
Investments                                                            (1,385,000)
Purchase of furniture and equipment                                       (14,000)
                                                                     ------------       ---------
Net cash provided by investing activities                               1,504,000              --
                                                                     ------------       ---------
Cash flows from financing activities:
Proceeds from the exercise of warrants for common stock                 5,700,000
Proceeds from the exercise of options for common stock                      3,000
                                                                     ------------       ---------
Net cash provided by financing activities                               5,703,000              --
                                                                     ------------       ---------
Net cash used in discontinued operations                                  (27,000)
                                                                     ------------       ---------
Net increase (decrease) in cash and cash equivalents                    4,960,000        (425,000)
Cash and cash equivalents - beginning of period                         1,592,000         610,000
                                                                     ------------       ---------
Cash and cash equivalents - end of period                            $  6,552,000       $ 185,000
                                                                     ============       =========
Supplemental disclosure of cash flow information:
   Cash paid:
      Interest                                                                 --              --
      Taxes                                                                    --         $48,000
Supplemental disclosure of noncash investing and financing activities
   Issuance of stock in connection with Global Credit Services, Inc.   $5,025,000              --

See Notes to Consolidated Financial Statements

                                   THCG, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

NOTE 1 - BASIS OF PRESENTATION

         The accompanying consolidated financial statements as of March 31, 2000 are unaudited; however, in the opinion of the management of THCG, Inc., a Utah corporation (the "Company" or "THCG"), such statements include all adjustments (consisting of normal recurring accruals) necessary to present a fair statement of the information presented therein. The balance sheet at December 31, 1999 was derived from the audited financial statements at such date.

         Pursuant to accounting requirements of the Securities and Exchange Commission (the "SEC") applicable to Quarterly Reports on Form 10-Q, the accompanying financial statements and these Notes do not include all disclosures required by generally accepted accounting principles for audited financial statements. Accordingly, these statements should be read in conjunction with the Company's most recent audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

         Results  of  operations  for  interim   periods  are  not   necessarily
indicative of those to be achieved for fiscal years.

         The financial statements of the Company include the accounts of its wholly owned subsidiaries, Mercury Coast Inc. ("Mercury Coast") and Tower Hill Securities, Inc. ("Tower Hill Securities") and its wholly owned subsidiaries, THCG LLC and THCG Ventures LLC. THCG Ventures LLC is a management company for two related venture capital companies, THCG Venture Partners I LLC ("Venture I") and THCG Partners LLC. THCG Ventures LLC has a 0.45% member's interest in THCG Partners LLC. THCG Partners LLC and THCG LLC have a 15.1% and a 9.9% membership interest, respectively, in Venture I. All significant intercompany accounts and transactions are eliminated in consolidation. Pacific Financial Services Corp. ("Pacific Financial") and Inland Financial Corporation ("Inland Financial") are wholly owned subsidiaries of the Company whose operations have been discontinued. See Note 3 to Notes to Consolidated Financial Statements.

NOTE 2 - PARTNERSHIP, LIMITED LIABILITY COMPANY AND OTHER INTERESTS

         THCG owns 100% of the general partner of Walnut Growth Partners, L.P. ("WGP"). The general partner owns 1% of WGP and manages WGP's assets, for which services it is entitled to management fees and additional compensation in the form of a carried interest in 20% of the profits of WGP after the limited partner's capital is returned.

         On February 11, 2000, webMethods, Inc. ("webMethods"), a company in the WGP portfolio, issued stock to the public. The price of webMethods' stock has been extremely volatile. On March 31, 2000, the stock price was $241.38 per share. Subsequently, the stock of webMethods and other Internet companies was negatively impacted by a change in market sentiment. The price of webMethods' stock declined to as low as $44.50 per share on April 17, 2000.

         Given that the WGP position in webMethods is subject to a lock-up agreement and that market sentiment towards Internet companies has changed, THCG has reduced the value of its interest in and unrealized profit from the WGP portfolio. As of March 31, 2000, THCG's interest in WGP was valued at $13.8 million, assuming a webMethods stock price of approximately $100. This value reflects a permanent impairment of $20.4 million.

         Venture I increased the number of its investments during the first quarter. As of March 31, 2000, THCG's interest in these venture partner companies through Venture I and THCG Partners LLC aggregated $1.7 million.

         On February 7, 2000, THCG exchanged $5.0 million of its common stock for a 25% interest in Global Credit Services, Inc. ("Global Credit") and Venture I simultaneously invested in Global Credit. THCG is accounting for its holdings in Global Credit using the equity method of accounting.

NOTE 3 - DISCONTINUED OPERATIONS

         Two of THCG's subsidiaries, Pacific Financial and Inland Financial, engage in the factoring business in the state of Washington. THCG has completed a strategic review and has concluded that the factoring business is not consistent with THCG's current focus and corporate objectives. Accordingly, THCG is winding down the operations of these two subsidiaries and has accounted for these businesses as discontinued operations.

                                                                                           Total Discontinued
                                           Inland Financial       Pacific Financial            Operations
                                           ----------------       -----------------        ------------------
Total Assets                                    $1,988,000              $4,549,000              $6,537,000
Total Liabilities                                  770,000               2,197,000               2,967,000
                                                ----------              ----------              ----------
Net Assets                                      $1,218,000              $2,352,000              $3,570,000
                                                ==========              ==========              ==========

NOTE 4 - SUBSEQUENT EVENTS

         On April 11, 2000, THCG announced the acquisition of certain businesses operated under the Giza Group ("Giza") name. This transaction is expected to close by June 30, 2000 and will be accounted for using the purchase method of accounting. The businesses acquired are the investment banking and equity research operations of Giza. Upon the closing of this transaction, THCG will issue 750,000 shares of common stock. The businesses will be run as THCG Giza Israel.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         As used in this Item 2, "we," "our" and "us" refer to THCG.

Forward-Looking Statements

         This Quarterly Report on Form 10-Q contains a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Specifically, all statements other than statements of historical facts included in this Report, or incorporated herein by reference, regarding our financial position, business strategy and the plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. When used in this Report, including the information incorporated by reference, the words "anticipate," "believe," "estimate," "expect," "may," "will," "continue," "intend" and "plan" and words or phrases of similar import, as they relate to our financial position, business strategy and plans, or objectives of management, are intended to identify forward-looking statements. These cautionary statements reflect our current view regarding future events and are subject to risks, uncertainties and assumptions related to various factors which include but may not be limited to those listed under the heading "Factors Affecting our Future Performance" and other cautionary statements in our Annual Report on Form 10-K for our fiscal year ended December 31, 1999, filed with the SEC, which information is incorporated into this Report by reference.

         Although we believe that our expectations are reasonable, we cannot assure you that our expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in this Report as anticipated, believed, estimated, expected, intended or planned. All subsequent written and oral forward-looking statements attributable to us (or to persons acting on our behalf) are expressly qualified in their entirety by these cautionary statements.

Overview

         We are an active Internet accelerator providing V3 global enterprise enhancing services--a seamless integration of venture development, venture banking and venture funding services--both to companies in which we acquire direct or indirect equity interests as well as to third parties to which we provide services in exchange for fees. We are penetrating new markets by developing our international operations and by expanding our global coverage of the Internet industry. Our venture partner and venture portfolio companies include advanced technology and service companies, established "brick and mortar" companies implementing an Internet-based strategy and global Internet-based businesses. By providing our venture partner companies with our unique V3 services offerings, we believe that we help our venture partner companies focus on their core strengths, so that they may bring their products and services to market more rapidly.

          On November 1, 1999, Walnut Financial Services, Inc. ("Walnut Financial Services") acquired Tower Hill Securities. However, for financial statement purposes, Tower Hill Securities acquired Walnut Financial Services and is the surviving entity. Tower Hill Securities is the successor to Hambro America Securities, Inc., the former U.S. investment banking subsidiary of Hambros, plc, a British merchant banking firm. In March 1998, the investment banking operations of Hambros, plc were sold to Societe Generale, a French bank. On April 1, 1998, Joseph D. Mark and Adi Raviv, the principal executives of Hambro America Securities, Inc., acquired the company from Societe Generale.

         As part of our new business strategy, on December 29, 1999, we acquired Mercury Coast, a corporation engaged in the business of providing business acceleration services, including strategic planning, operations and marketing consulting services, to Internet-based businesses.

         The  financial   statements   contained  in  this  Report  reflect  the
operations of THCG for the three months ended March 31, 2000 and the operations of Tower Hill Securities for the three months ended March 31, 1999.

Three Months Ended March 31, 2000 as compared to the Three Months Ended March 31, 1999

Revenues

         Revenues for the three months ended March 31, 2000 increased to $14.3 million from $266 thousand for the three months ended March 31, 1999. The increase in revenues was primarily due to significant appreciation of our venture partner and venture portfolio company securities portfolio and an increase in the sales of our venture banking services.

         Venture service fees for the three months ended March 31, 2000 increased to $1.5 million from $266 thousand for the three months ended March 31, 1999. The increase in these fees was primarily due to an increase in fees earned from providing our venture banking services.

         Appreciation in securities and interest income consists of the net increases (decreases) in the value of the venture partner and venture portfolio company securities that we acquired or that we received in exchange for services, as well as interest income. Appreciation in securities was $12.8 million for the three months ended March 31, 2000. The increase was due primarily to the $12.3 million increase in the value of assets held by our wholly owned subsidiary that is the general partner of WGP. See Note 2 to Notes to Consolidated Financial Statements. Tower Hill Securities was not engaged in these activities during the comparable period in 1999.

Expenses

         Selling, general and administrative expenses for the three months ended March 31, 2000 increased to $3.0 million from $503 thousand for the three months ended March 31, 1999. The increase was primarily due to increases in compensation and related benefits and professional fees. Compensation and related benefits expense increased to $1 million for the three months ended March 31, 2000 from $306 thousand for the three months ended March 31, 1999. Compensation expenses included bonuses to professionals related to the improved results from our venture banking services, as well as our hiring of additional employees to provide venture development and venture banking services to our venture partner companies. Professional fees for the three months ended March 31, 2000 increased to $1.3 million from $20 thousand for the three months ended March 31, 1999. The increase in professional fees primarily related to fees paid to legal and accounting professional services firms for services in connection with the preparation and filing of documents with the SEC and for professional fees related to our provision of venture funding services, which services Tower Hill Securities did not provide prior to 1999.

         Equity-based compensation for the three months ended March 31, 2000 was $2.1 million. There was no equity-based compensation for the three months ended March 31, 1999.

         Amortization for the three months ended March 31, 2000 increased to $1.5 million from $7 hundred for the three months ended March 31, 1999. The increase in amortization expenses is primarily related to the amortization of goodwill from our merger with Walnut Financial Services on November 1, 1999 and the acquisition of Mercury Coast on December 29, 1999.

         Our provision for income taxes for the three months ended March 31, 2000 increased to $3.6 million from $12 thousand for the three months ended March 31, 1999. This increase was primarily due to the increase in net income for the three month period ended March 31, 2000.

         We incurred a loss in the three months ended March 31, 2000 from discontinued operations of $5.4 million ($3.2 million after-tax). We decided to discontinue the accounts receivable factoring business. See Note 3 to Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

         Our business is capital intensive. In the future, we expect periodically to raise funds to acquire equity interests in and establish new venture partner companies, to support our operations and expand our venture development and venture banking services, and to support the operation and growth of our venture partner companies. Our future capital requirements will depend in large part on the number of venture partner companies in which we acquire equity interests and which we establish, the amounts of capital we provide to these companies and the timing of these payments. Our plans and the related capital requirements will be dependent on various factors, such as changes in the capital markets and investor sentiment, and the availability of acquisition and entrepreneurial opportunities. If we are successful in selling additional equity securities, our then existing stockholders may suffer significant dilution. However, we may not be able to obtain financing on acceptable terms, or at all, when we need it. If we require, but are unable to obtain, additional financing in the future on acceptable terms, or at all, we will not be able to continue to execute our current business strategy, respond to changing business or economic conditions, withstand adverse operating results or compete effectively, and our business, financial condition and operating results may be materially and adversely affected as a result.

         In February, 2000, we called for redemption our outstanding Class A Warrants (the "Warrants"), thereby causing the holders to exercise all of the Warrants for $9 per share of common stock. This resulted in proceeds to us of approximately $5.7 million. We issued 633,373 new shares of common stock upon exercise of the Warrants. We filed a registration statement with the SEC covering the resale of these shares for a period of 90 days. This period will end on August 6, 2000.

         During the three months ended March 31, 2000, cash used in operating activities was $2.2 million compared to $425 thousand for the three months ended March 31, 1999.

         Cash provided by financing activities was $5.7 million for the three months ended March 31, 2000 compared to none for the three months ended March 31, 1999. This consisted primarily of proceeds from the exercise of the Warrants. We intend to continue to raise capital to finance our strategy of building dominant venture partner companies.

         Certain of our venture partner companies have the right to require that we purchase additional equity interests in these companies in an aggregate amount of cash approximating $350,000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The primary market risk facing THCG is the fluctuation in the market value of the securities THCG acquires in its venture partner and venture portfolio companies, and the securities THCG receives in payment of fees for the venture development and venture banking services it provides to its venture partner companies. The market prices for those companies that are publicly held have been very volatile, experiencing wide fluctuations. THCG's profitability may be materially and adversely affected by period to period declines in the market values of its venture partner and venture portfolio companies. Historically, THCG has not generally engaged in hedging transactions to minimize this risk.

         THCG is not subject to market risk associated with risk sensitive instruments because THCG does not invest in instruments that are not United States instruments and THCG does not enter into hedging transactions.

         Historically, THCG has had very low exposure to changes in foreign currency exchange rates, and as such, has not used derivative financial instruments to manage foreign currency fluctuation risk. As THCG develops its international operations and expands its global coverage of the Internet industry, THCG's risk of foreign currency exchange rate fluctuation may dramatically increase. Therefore, in the future, THCG may consider utilizing derivative instruments to mitigate these risks.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         With respect to the action brought against Tower Hill Securities by Yoav Bitter, previously described in THCG's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Mr. Bitter filed a motion on April 13, 2000 seeking reargument or modification of the March 14, 2000 decision and order of the New York State Supreme Court Appellate Division, First Department, that dismissed Mr. Bitter's appeal. In the alternative, the motion sought permission to appeal to the New York State Court of Appeals. Tower Hill Securities opposed the motion on April 24, 2000. As of May 15, 2000, no decision has been issued on Mr. Bitter's motion.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         The following exhibits are filed as part of this report:

                  Exhibit No.        Description
                  -----------        -----------

                  10.1               The 2000 THCG, Inc. Stock Incentive Plan.

                  10.2               The THCG, Inc. 2000 Employee Stock Purchase
                                     Plan.

                  10.3 The THCG, Inc. 2000 Non-Employee Director Stock Option Plan.

                  27.1               Financial Data Schedule.


         (b)      Reports on Form 8-K

         THCG filed a Current Report on Form 8-K, dated December 29, 1999, with the SEC on January 6, 2000 to report its acquisition of Mercury Coast under Item 2 ("Acquisition or Disposition of Assets") of said report. THCG filed an amendment to the Current Report on Form 8-K, dated December 29, 1999, with the SEC on March 13, 2000 to report the historical financial statements of Mercury Coast and the pro forma financial statements of THCG under Item 7 ("Financial Statements, Pro Forma Financial Information and Exhibits") of said report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                               THCG, Inc.


                                               By: /s/ Shai Novik
                                                  ---------------------------
                                               Name:  Shai Novik
                                               Title: Chief Operating Officer
                                                      and Principal Financial
                                                      and Accounting Officer
                                               Date: May 15, 2000

                                  EXHIBIT LIST

Exhibit No.        Description
-----------        -----------

10.1               The 2000 THCG, Inc. Stock Incentive Plan.

10.2               The THCG, Inc. 2000 Employee Stock Purchase Plan.

10.3               The THCG, Inc. 2000 Non-Employee Director Stock Option Plan.

27.1               Financial Data Schedule.