Form 10-Q
period 2000-06-30
THCG INC
filed 2000-08-14
CIK 942378

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                           ---------------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2000

                                       OR

[  ]     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934.

For the transition period from ___________________ to ___________________

                           Commission File No. 0-26072

                                   THCG, INC.
             (Exact Name of Registrant as Specified in Its Charter)


                Delaware                                       87-0415597
      (State or Other Jurisdiction                          (I.R.S. Employer
    of Incorporation or Organization)                       Identification No.)

   650 Madison Avenue, 21st Floor, New York, NY                  10022
      (Address of Principal Executive Office)                  (Zip Code)

       Registrant's telephone number, including area code: (212) 223-0440

         Indicate by check |X| whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No__

         As of August 14, 2000, there were 12,654,169 shares of the registrant's Common Stock outstanding.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements                                           Page

             Consolidated Statements of Financial Condition -
             as of  June 30, 2000 (unaudited) and December 31, 1999...........2

             Consolidated Statements of Operations - for the six
             months and the three months ended June 30, 2000
             (unaudited) and June 30, 1999 (unaudited)........................3

             Consolidated Statement of Changes in Stockholders'
             Equity - for the six months ended June 30, 2000
             (unaudited) .....................................................4

             Consolidated Statements of Cash Flows - for the six
             months ended June 30, 2000 (unaudited) and June 30, 1999
             (unaudited)......................................................5

             Notes to Consolidated Financial Statements (unaudited)...........6

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations..............................8

Item 3.      Quantitative and Qualitative Disclosures About Market Risk......12

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings...............................................13

Item 4.      Submission of Matters to a Vote of Security Holders.............13

Item 6.      Exhibits and Reports on Form 8-K................................14

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  The following Consolidated Financial Statements of THCG, Inc. and its subsidiaries are presented on pages 2 through 6 hereof as set forth below:

Consolidated Statements of Financial Condition - as of
June 30, 2000 (unaudited) and December 31, 1999.............................   2

Consolidated Statements of Operations - for the six months and the
three months ended June 30, 2000 (unaudited) and June 30, 1999 (unaudited)..   3

Consolidated Statement of Changes in Stockholders' Equity - for
the six months ended June 30, 2000 (unaudited) .............................   4

Consolidated Statements of Cash Flows - for the six months
ended  June 30, 2000 (unaudited) and June 30, 1999  (unaudited).............   5

Notes to Consolidated Financial Statements (unaudited)......................   6


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except per share data)

                                                                                         June 30,            December 31,
                                                                                           2000                  1999
                                                                                       (unaudited)           (audited)
                                                                                     ----------------     ----------------
ASSETS
     Cash and cash equivalents                                                             $4,226                $1,592
     Marketable and nonmarketable securities                                                6,203                 7,863
     Partnership, limited liability company and other interests (See Note 2)               15,673                 2,053
     Ownership interest in company accounted for on the equity method (See                  4,533                  ----
       Note 4)

     Fees and other receivables, net of allowance                                           2,257                   352
     Prepaid expenses and other assets                                                        346                   279

     Loans receivable, related parties                                                        375                   312

     Furniture, fixtures and equipment - at cost, less accumulated depreciation               200                   104
     Excess of cost over fair value of net assets acquired, net of
         accumulated amortization                                                          26,203                29,266
     Assets of discontinued operations (See Note 3)                                          ----                 6,537
                                                                                  ----------------     -----------------

         Total Assets                                                                     $60,016               $48,358
                                                                                  ================     =================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Accounts payable, accrued expenses and others                                         $2,207                  $131

     Liabilities of discontinued operations                                                   889                 2,967

     Deferred income taxes payable                                                           ----                   495
                                                                                  ----------------     -----------------

          Total Liabilities                                                                 3,096                 3,593
                                                                                  ----------------     -----------------
Stockholders' equity:
     Common stock, $.01 par value, 50,000,000 shares authorized; 12,651,669 and
     11,751,113 issued and outstanding at June 30, 2000 and December 31, 1999,
     respectively                                                                             127                   118

Additional paid-in capital                                                                 93,690                81,601
Accumulated deficit                                                                       (13,248)               (9,660)

Unearned compensation                                                                     (23,649)              (27,294)
                                                                                  ----------------     -----------------

     Total Stockholders' Equity                                                            56,920                44,765
                                                                                  ----------------     -----------------

     Total Liabilities and Stockholders' Equity                                           $60,016               $48,358
                                                                                  ================     =================

See Notes to Consolidated Financial Statements


CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                                                    Six Months Ended               Three Months Ended
                                                               ----------------------------    ----------------------------
                                                                 June 30,       June 30,         June 30,      June 30,
                                                                   2000           1999             2000          1999
                                                               (unaudited)    (unaudited)      (unaudited)    (unaudited)
                                                               -------------  -------------    ------------- --------------
Revenues
Venture service fees                                              $3,319        $1,938            $1,836        $1,672
Realized and unrealized gain (loss) in securities, net, and
  interest income                                                 13,187            16               375            16
                                                               -------------  -------------    ------------- --------------
     Total Revenues                                               16,506         1,954             2,211         1,688

Expenses
Selling, general and administrative                                6,685         1,531             3,679         1,028
Equity-based compensation                                          5,000         -----             2,913         -----
Amortization of acquired intangibles                               3,064         -----             1,532         -----
                                                               -------------  -------------    ------------- --------------
     Total Expenses                                               14,749         1,531             8,124         1,028

Income (loss) from continuing operations                           1,757           423            (5,913)          660
Provision for income taxes (tax benefit)                             506           170              (495)          158
                                                               -------------  -------------    ------------- --------------

Income (loss) before discontinued operations and equity in
  losses of company accounted for on the equity method             1,251           253            (5,418)          502
Equity in losses of company accounted for on the equity
  method                                                            (492)         ----              (492)         ----
                                                               -------------  -------------    ------------- --------------

Net income (loss) before discontinued operations                     759           253            (5,910)          502
Net (loss) from discontinued operations                           (4,347)         ----              ----          ----
                                                               -------------  -------------    ------------- --------------

Net income (loss)                                                ($3,588)         $253           ($5,910)         $502
                                                               =============  =============    ============= ==============

Basic Earnings Per Share
Basic income (loss) per share from continuing operations            $0.06         $0.07           ($0.47)         $0.13
Basic (loss) per share from discontinued operations                 (0.35)       -----             -----          -----
                                                               -------------  -------------    ------------- --------------
Basic income (loss) per share                                      ($0.29)        $0.07           ($0.47)         $0.13
                                                               =============  =============    ============= ==============

Diluted Earnings Per Share
Diluted income (loss) per share from continuing operations          $0.05         $0.07           ($0.47)        $0.13
Diluted (loss) per share from discontinued operations               (0.28)       -----             -----         -----
                                                               -------------  -------------    ------------- --------------
Diluted income (loss) per share                                    ($0.23)        $0.07           ($0.47)        $0.13
                                                               =============  =============    ============= ==============

Basic weighted average common shares outstanding               12,368,839     3,723,000        12,635,592    3,723,000
                                                               =============  =============    ============= ==============
Diluted weighted average common shares outstanding             15,387,539     3,723,000        12,635,592    3,723,000
                                                               =============  =============    ============= ==============

See Notes to Consolidated Financial Statements


CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except per share data)

                                                 Common Stock      Additional
                                              Number of             Paid-in      Unearned    Accumulated
                                                Shares    Amount    Capital    Compensation    Deficit      Total
                                             ------------------------------------------------------------------------

Balance, December 31, 1999                   11,751,113      $118    $81,601      ($27,294)    ($9,660)    $44,765

Proceeds from exercise of warrants for
   common stock                                 633,373         6      5,694                                $5,700

Proceeds from exercise of options for
   common stock                                   5,000         1         17                                   $18

Issuance of common stock in connection
   with investment                              262,183         2      5,023                                $5,025

Unearned compensation for stock options
   issued to employees                                                 1,355        (1,355)                     $0
Amortization of unearned compensation                                                5,000                  $5,000
Net income (loss)                                                                               (3,588)    ($3,588)

                                             ------------------------------------------------------------------------
Balance, June 30, 2000 (unaudited)           12,651,669      $127    $93,690      ($23,649)   ($13,248)    $56,920
                                             ========================================================================

See Notes to Consolidated Financial Statements


CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
                                                                           For the Six Months Ended
                                                                    ---------------------------------------
                                                                     June 30, 2000          June 30, 1999
                                                                      (unaudited)            (unaudited)
                                                                    -----------------      ----------------
Cash flows from operating activities:
Net income (loss)                                                        ($3,588)                 $411
Adjustment to reconcile net income (loss) to net cash used in continuing operating activities:
Loss from discontinued operations                                          4,347                   ---
Equity in losses of company accounted for on the equity method               492                   ---
Net change in unrealized appreciation of investments                     (13,435)                  ---
Loss (gain) on sale of marketable securities                                 (31)                  ---
Equity-based compensation                                                  5,000                   ---
Depreciation and amortization                                                 47                    11
Amortization of intangible assets                                          3,064                   ---
Bad debt expense                                                             100                    90
Deferred income tax provision                                               (495)                  ---

Changes in operating assets and liabilities:
Fees and other receivables                                                (1,905)                  244
Prepaid expenses and other assets                                            (67)                  250
Loans receivable, related parties                                            (63)                 (219)
Accounts payable and accrued expenses                                      2,076                  (301)
                                                                    -----------------      --------------
Net cash provided (used) in operating activities                          (4,458)                  486
                                                                    -----------------      --------------
Cash flows from investing activities:
Proceeds from sale of marketable securities                                3,556                   ---
Investments in partnerships, limited liability
  companies and other interests                                           (1,928)                 (140)
Purchase of furniture and equipment                                         (143)                   (7)
                                                                    -----------------      --------------
Net cash provided (used) by investing activities                           1,485                  (147)
                                                                    -----------------      --------------
Cash flows from financing activities:
Proceeds from the exercise of warrants for common stock                    5,700                   ---
Proceeds from the exercise of options for common stock                        18                   ---
                                                                    -----------------      --------------
Net cash provided by financing activities                                  5,718                   ---
                                                                    -----------------      --------------

Net cash used in discontinued operations                                    (111)                  ---
                                                                    -----------------      --------------

Net increase in cash and cash equivalents                                  2,634                   339
Cash and cash equivalents - beginning of period                            1,592                   610
                                                                    -----------------      --------------

Cash and cash equivalents - end of period                                 $4,226                  $949
                                                                    =================      ==============
Supplemental disclosure of cash flow information:
Cash paid:
Interest                                                                     $27                   ---
Taxes                                                                        ---                   $48

Supplemental disclosure of noncash investing and financing
  activities:
Issuance of stock in connection with Global Credit Services, Inc.         $5,025                   ---

See Notes to Consolidated Financial Statements

                                   THCG, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

NOTE 1 - BASIS OF PRESENTATION

         The accompanying consolidated financial statements as of June 30, 2000 are unaudited; however, in the opinion of the management of THCG, Inc., a Delaware corporation ("THCG"), such statements include all adjustments (consisting of normal recurring accruals) necessary to present a fair statement of the information presented therein. The balance sheet at December 31, 1999 was derived from the audited financial statements at such date.

         Pursuant to accounting requirements of the Securities and Exchange Commission (the "SEC") applicable to Quarterly Reports on Form 10-Q, the accompanying financial statements and these Notes do not include all disclosures required by generally accepted accounting principles for audited financial statements. Accordingly, these statements should be read in conjunction with THCG's most recent audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

         Results  of  operations  for  interim   periods  are  not   necessarily
indicative of those to be achieved for fiscal years.

         The financial statements of THCG include the accounts of its wholly owned subsidiaries, Mercury Coast Inc. ("Mercury Coast") and Tower Hill Securities, Inc. ("Tower Hill Securities") and its wholly owned subsidiaries, THCG LLC and THCG Ventures LLC. THCG Ventures LLC is a management company for two related venture capital companies, THCG Venture Partners I LLC ("Venture I") and THCG Partners LLC. THCG Ventures LLC has a 0.45% member's interest in THCG Partners LLC. THCG Partners LLC and THCG LLC have a 15.1% and a 9.9% membership interest, respectively, in Venture I. All significant intercompany accounts and transactions are eliminated in consolidation. Pacific Financial Services Corp. ("Pacific Financial") and Inland Financial Corporation ("Inland Financial") are wholly owned subsidiaries of THCG whose operations have been discontinued. See
Note 3 of the Notes to Consolidated Financial Statements.

         On April 11, 2000, THCG announced the acquisition of certain businesses operated under the Giza Group ("Giza") name in Israel. This transaction is expected to close by the end of the third quarter and will be accounted for using the purchase method of accounting. The businesses acquired are the investment banking and equity research operations of Giza. Upon the closing of this transaction, THCG will issue 750,000 shares of common stock. The businesses will be run as THCG Giza Israel. Cash advanced by THCG to Giza to fund Giza's current operations, which totaled $766 thousand for the three and the six months ended June 30, 2000, are being expensed as advanced.

NOTE 2 - PARTNERSHIP, LIMITED LIABILITY COMPANY AND OTHER INTERESTS

         THCG owns 100% of the general partner of Walnut Growth Partners, L.P. ("WGP"). The general partner owns 1% of WGP and manages WGP's assets, for which services it is entitled to management fees and additional compensation in the form of a carried interest in 20% of the profits of WGP after the partners' capital is returned.

         On February 11, 2000, webMethods, Inc. ("webMethods"), a company in the WGP portfolio, issued stock to the public at $35.00 per share. The price of webMethods' stock has been extremely volatile. The price of webMethods' stock has declined to as low as $44.50 per share on April 17, 2000. On June 30, 2000, the stock price was $157.1875 per share and, on August 12, 2000, the stock price was $97.75 per share.

         Because WGP's position in webMethods was subject to a lock-up agreement and market sentiment towards Internet companies had changed, THCG reduced the value of its interest in and unrealized profit from the WGP portfolio in the first quarter. As of March 31, 2000, THCG's interest in WGP was valued at $13.8 million, assuming a webMethods stock price of approximately $100. Continued volatility in the price of webMethods stock and the lock-up agreement restricted WGP's ability to sell its shares of webMethods and, therefore, no change was made to the carrying value of WGP's position in THCG's financial statements as of June 30, 2000.

         Venture I increased the number of its investments during the three months ended March 31, 2000. No new investments were made during the three months ended June 30, 2000. As of June 30, 2000, THCG's interest in these venture partner companies through Venture I and THCG Partners LLC aggregated $1.7 million.

NOTE 3 - DISCONTINUED OPERATIONS

         Two of THCG's subsidiaries, Pacific Financial and Inland Financial, engaged in the factoring business in the state of Washington. THCG completed a strategic review in the first quarter and concluded that the factoring business was not consistent with THCG's focus and corporate objectives. Accordingly, THCG is winding down the operations of these two subsidiaries and has accounted for these businesses as discontinued operations.

NOTE 4 - OWNERSHIP INTEREST IN COMPANY ACCOUNTED FOR ON THE EQUITY METHOD

         On February 7, 2000, THCG exchanged $5.0 million of its common stock for a 25% interest in Global Credit Services, Inc. ("Global Credit") and Venture I simultaneously invested in Global Credit. THCG is accounting for its holdings in Global Credit using the equity method.

         THCG has preliminarily identified certain intangible assets of Global Credit totaling approximately $5.1 million which are being amortized over a seven year period. Amortization expense of $288 thousand is included in "Equity in losses of company accounted for on the equity method" in the accompanying Consolidated Statements of Operations.

NOTE 5 - SUBSEQUENT EVENTS

         On August 2, 2000, THCG issued 5,000 shares of its Series A Convertible Participating Preferred Stock (the "Preferred Stock") and a related Warrant (the "Warrant") in a private placement to Castle Creek Technology Partners LLC ("Castle Creek"), a private investment fund focused primarily on the technology sector. The gross proceeds of the offering were $5.0 million.

         The Preferred Stock is convertible (subject to anti-dilution protections) into THCG common stock, par value $0.01 per share (the "Common Stock"), at a fixed conversion price of $5.039 per share at any time prior to December 29, 2000. Thereafter, the conversion price will be the lower of $5.039 per share or 90% of the prevailing market price of the Common Stock, provided that regardless of the market price for the Common Stock, a maximum of 2,529,568 shares of Common Stock are issuable upon conversion of the Preferred Stock. If the market price of the Common Stock is greater than 200% of the then fixed conversion price of the Preferred Stock for at least 10 consecutive days and if certain other conditions are met, THCG may cause the Preferred Stock to be automatically converted into Common Stock. Unless previously converted by the holder, the Preferred Stock automatically converts into Common Stock on August 2, 2003, and is subject to optional redemption by THCG at any time subject to the payment of premiums and the satisfaction of other conditions.

         The Warrant has a four-year term and entitles the holder to purchase up to 396,899 shares of Common Stock at a fixed exercise price of $5.039 per share throughout the term of the Warrant (subject to anti-dilution protections). If the market price of the Common Stock is greater than 200% of the then fixed exercise price of the Warrant for at least 10 consecutive days and if certain other conditions are met, THCG may cause the Warrant to be automatically exercised for Common Stock.

         Pursuant to a registration rights agreement, THCG has agreed to file a registration statement under the Securities Act of 1933, as amended, registering for resale by the holders thereof the Common Stock underlying the Preferred Stock and the Warrant within 20 business days of the closing and to use its best efforts to cause the registration statement to become effective as soon as practicable. THCG may be required to pay Castle Creek certain amounts as specified in the registration rights agreement if the registration statement is not declared effective within 90 days (120 days if the SEC reviews the filing) of August 2, 2000 and is not maintained effective.

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

Overview

         We are an active Internet and technology accelerator providing V3 global enterprise enhancing services -- a seamless integration of venture development, venture banking and venture funding services--both to companies in which we acquire direct or indirect equity interests as well as to third parties to which we provide services for fees. We are penetrating new markets by developing our international operations and by expanding our global coverage of the Internet and technology sectors. Our venture partner and venture portfolio companies include advanced technology and service companies, established "brick and mortar" companies implementing an Internet-based strategy and global Internet-based businesses. By providing our venture partner companies with our unique V3 services offerings, we believe that we help our venture partner companies focus on their core strengths, so that they may accelerate their development and bring their products and services to market more rapidly.

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

         As part of our new business strategy, on December 29, 1999, we acquired Mercury Coast, a corporation engaged in the business of providing business acceleration services, including strategic planning, operations and marketing consulting services, to Internet-based businesses. In addition, we intend to acquire Giza as described in Note 1 of the Notes to Consolidated Financial Statements.

         The financial statements contained in this Report reflect the operations of THCG for the six months and the three months ended June 30, 2000 and the operations of Tower Hill Securities for the six months and three months ended June 30, 1999.

Six Months Ended June 30, 2000 as compared to the Six Months Ended June 30, 1999

         Revenues

         Revenues for the six months ended June 30, 2000 increased to $16.5 million from $2.0 million for the six months ended June 30, 1999. The increase in revenues was primarily due to significant appreciation of our venture partner and venture portfolio company securities and an increase in the number of engagements and fee-based services of our venture banking and venture development activities.

         Venture service fees for the six months ended June 30, 2000 increased to $3.3 million from $1.9 million for the six months ended June 30, 1999. The increase in these fees was primarily due to an increase in the number of engagements and the fees earned from providing our venture banking and venture development activities.

         Realized and unrealized gain (loss) in securities, net, and interest income consist of the net increases (decreases) in the value of the venture partner and venture portfolio company securities that we acquired or that we received in exchange for services, as well as interest income. The gain in securities, net, increased to $13.2 million for the six months ended June 30, 2000. The increase was due primarily to the $12.3 million increase in the value of our wholly owned subsidiary that is the general partner of WGP (see Note 2 of the Notes to Consolidated Financial Statements).

         Expenses

         Selling, general and administrative expenses for the six months ended June 30, 2000 increased to $6.7 million from $1.5 million for the six months ended June 30, 1999. The increase was primarily due to increases in the number of employees, their compensation and related benefits, and professional fees. Compensation and related benefits expense increased to $1.8 million for the six months ended June 30, 2000 from $629 thousand for the six months ended June 30, 1999. Compensation expenses included bonuses to professionals related to the improved results from our venture banking services, as well as additional employees we hired to provide venture development and venture banking services to our venture partner companies on a fee-for-service basis. Professional fees for the six months ended June 30, 2000 increased to $1.6 million from $447 thousand for the six months ended June 30, 1999. The increase in professional fees results from fees paid to legal and accounting professional services firms for services in connection with the preparation and filing of documents with the SEC and for professional fees related to our provision of venture funding services, which services Tower Hill Securities did not provide during the six months ended June 30, 1999. Consulting costs related to venture development income were $630 thousand for the six months ended June 30, 2000. Tower Hill Securities did not provide venture development services during the comparable period in 1999. Foreign affiliated company expenses, which began in April 2000 and are related to the pending acquisition of Giza, amounted to $766 thousand for the six months ended June 30, 2000 (see Note 1 of the Notes to Consolidated Financial Statements).

         Equity-based compensation expenses for the six months ended June 30, 2000 were $5.0 million. There were no equity-based compensation expenses for the six months ended June 30, 1999. Equity-based compensation expenses consist of non-cash charges related to the amortization of unearned compensation associated with stock options granted at below fair market value and restricted stock grants. Amortization is over the vesting periods of the stock options and restricted stock, which vesting periods generally range from ninety days to five years.

         Amortization of acquired intangibles for the six months ended June 30, 2000 increased by $3.4 million (including $288 thousand of amortization associated with Global Credit - see Note 4 of the Notes to Consolidated Financial Statements). The increase in amortization expenses is primarily related to the amortization of goodwill from our merger with Walnut Financial Services on November 1, 1999, the acquisition of Mercury Coast on December 29, 1999 and the acquisition of an interest in Global Credit on February 7, 2000.

         Our provision for income taxes from operating income for the six months ended June 30, 2000 increased to $506 thousand from $170 thousand for the six months ended June 30, 1999. This increase was primarily due to the increase in operating income for the six month period ended June 30, 2000. Our deferred tax benefit amounted to $1.0 million for the six months ended June 30, 2000. The deferred tax benefit was the result of a loss from discontinued operations.

         We decided to discontinue the accounts receivable factoring business in the first quarter (see Note 3 of the Notes to Consolidated Financial Statements). We incurred a loss in the six months ended June 30, 2000 from discontinued operations of $5.3 million ($4.3 million after-tax).

Three Months Ended June 30, 2000 as compared to the Three Months Ended June 30, 1999

         Revenues

         Revenues for the three months ended June 30, 2000 increased to $2.2 million from $1.7 million for the three months ended June 30, 1999. The increase in revenues was primarily due to an increase in the number of engagements and fee-based services of our venture development and our venture banking activities and a continued appreciation of our venture partner and venture portfolio company securities.

         Venture service fees for the three months ended June 30, 2000 increased to $1.8 million from $1.7 million for the three months ended June 30, 1999. The increase in these fees was primarily due to an increase in fees earned from providing our venture development services, which services we did not provide in the three months ended June 30, 1999.

         Realized and unrealized gain (loss) in securities, net, and interest income consist of the net increases (decreases) in the value of the venture partner and venture portfolio company securities that we acquired or that we received in exchange for services, as well as interest income. The gain in securities, net, increased to $375 thousand for the three months ended June 30, 2000 from $16 thousand for the three months ended June 30, 1999. The increase was due primarily to the increase in the value of our wholly owned broker-dealer subsidiary, Tower Hill Securities.

         Expenses

         Selling, general and administrative expenses for the three months ended June 30, 2000 increased to $3.7 million from $1.0 million for the three months ended June 30, 1999. The increase was primarily due to increases in the number of employees, their compensation and related benefits, and professional fees. Compensation and related benefits expense increased to $949 thousand for the three months ended June 30, 2000 from $323 thousand for the three months ended June 30, 1999. Compensation expenses included additional employees we hired to provide venture development and venture banking services to our venture partner companies on a fee-for-service basis. Professional fees for the three months ended June 30, 2000 decreased to $351 thousand from $427 thousand for the three months ended June 30, 1999. The decrease in professional fees primarily related to lower finders fees paid to third parties, partially offset by an increase in the fees paid to legal and accounting professional services firms for services in connection with the preparation and filing of documents with the SEC and for professional fees related to our provision of venture funding services, which services Tower Hill Securities did not provide during the three months ended June 30, 1999. Consulting costs related to venture development income were $630 thousand for the three months ended June 30, 2000. Tower Hill Securities did not provide venture development services during the comparable period in 1999. Foreign affiliated company expenses, which began in April 2000 and are related to the pending acquisition of Giza, amounted to $766 thousand for the three months ended June 30, 1999 (see Note 1 of the Notes to Consolidated Financial Statements).

         Equity-based compensation expenses for the three months ended June 30, 2000 were $2.9 million. There were no equity-based compensation expenses for the three months ended June 30, 1999. Equity-based compensation expenses consist of non-cash charges related to the amortization of unearned compensation associated with stock options granted at below fair market value and restricted stock grants. Amortization is over the vesting periods of the stock options and restricted stock, which vesting periods generally range from ninety days to five years.

         Amortization of acquired intangibles for the three months ended June 30, 2000 increased by $1.8 million (including $288 thousand of amortization associated with Global Credit - see Note 4 of the Notes to Consolidated Financial Statements). The increase in amortization expenses is primarily related to the amortization of goodwill from our merger with Walnut Financial Services on November 1, 1999, the acquisition of Mercury Coast on December 29, 1999 and the acquisition of an interest in Global Credit on February 7, 2000.

         Our deferred tax benefit for the three months ended June 30, 2000 amounted to $495 thousand compared to a provision for income taxes of $158 thousand for the three months ended June 30, 1999. This tax benefit was primarily due to an operating loss in the three months ended June 30, 2000 compared to operating income in the three months ended June 30, 1999.

Liquidity and Capital Resources

         Our business is capital intensive. In the future, we expect periodically to raise funds to acquire equity interests in and establish new venture partner companies, to support our operations and expand our venture development and venture banking services, and to support the operation and growth of our existing venture partner companies. Our future capital requirements will depend in large part on the number of venture partner companies in which we acquire equity interests and which we establish, the amounts of capital we provide to these companies and the timing of these payments. Our plans and the related capital requirements will be dependent on various factors, such as changes in the capital markets and investor sentiment, and the availability of acquisition and entrepreneurial opportunities. If we are successful in selling additional equity securities, our then existing stockholders may suffer significant dilution. However, we may not be able to obtain financing on acceptable terms, or at all, when we need it. If we require, but are unable to obtain, additional financing in the future on acceptable terms, or at all, we will not be able to continue to execute our current business strategy, respond to changing business or economic conditions, withstand adverse operating results or compete effectively, and our business, financial condition and operating results may be materially and adversely affected as a result.

         In February, 2000, we called for redemption our outstanding Class A Warrants (the "Warrants"), thereby causing the holders to exercise all of the Warrants for $9 per share of common stock. This resulted in proceeds to us of approximately $5.7 million. We issued 633,373 new shares of common stock upon exercise of the Warrants. We filed a registration statement with the SEC covering the resale of these shares for a period of 90 days. This period ended on August 7, 2000, and on August 8, 2000, we filed a post-effective amendment with the SEC to deregister any unsold shares of common stock. On April 11, 2000, THCG announced the acquisition of Giza. This transaction is expected to close by the end of the third quarter and will be accounted for using the purchase method of accounting. Cash advanced by THCG to Giza to fund Giza's current operations, which totaled $766 thousand for the six months ended June 30, 2000, are being expensed as advanced. We expect that we may fund any increase in the expenses for Giza's current operations. On August 2, 2000, THCG issued 5,000 shares of its Preferred Stock and a related Warrant in a private placement to Castle Creek. The gross proceeds of the offering were $5.0 million (see Note 5 of the Notes to Consolidated Financial Statements).

         During the six months ended June 30, 2000, cash used in operating activities was $4.5 million compared to $486 thousand provided in the six months ended June 30, 1999.

         Cash provided by investing activities was $1.5 million for the six months ended June 30, 2000 compared to $147 thousand used in the six months ended June 30, 1999. This consisted primarily of proceeds from the sale of marketable securities. We intend to continue to sell marketable securities when appropriate.

         Cash provided by financing activities was $5.7 million for the six months ended June 30, 2000 compared to $0 in the six months ended June 30, 1999. This consisted primarily of proceeds from the exercise of the Warrants. We intend to continue to raise capital to finance our strategy of building dominant venture partner companies and investing in our operating business.

         Certain of our venture partner companies have the right to require that we purchase additional equity interests in these companies in an aggregate amount of cash approximating $350 thousand.

New Accounting Pronouncements

         In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. In June 2000, the SEC issued SAB No. 101B to defer the effective date of the implementation of SAB No. 101 until the fourth quarter of fiscal 2000. Management is currently evaluating the impact of adopting this SAB, but does not believe that this SAB will have a material impact on its financial position or its results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The primary market risk facing THCG is the fluctuation in the market value of the securities THCG acquires in its venture partner and venture portfolio companies, and the securities THCG receives in payment of fees for its venture development and venture banking services. The market prices for those companies that are publicly held have been very volatile, experiencing wide fluctuations. THCG's profitability may be materially and adversely affected by period-to-period declines in the market values of its venture partner and venture portfolio companies. Historically, THCG has not generally engaged in hedging transactions to minimize this risk.

         THCG is not subject to market risk associated with risk sensitive instruments because THCG does not invest in instruments that are not United States instruments and THCG does not enter into hedging transactions.

         Historically, THCG has had very low exposure to changes in foreign currency exchange rates, and as such, has not used derivative financial instruments to manage foreign currency fluctuation risk. For the quarter ended June 30, 2000 and at present, THCG does not believe that its exposure to changes in foreign currency exchange rates has increased. As THCG develops its international operations and expands its global coverage of the Internet industry, including through Giza, THCG's risk of foreign currency exchange rate fluctuation may increase significantly. Therefore, in the future, THCG may consider utilizing derivative instruments to mitigate these risks.

                                     PART II

                                OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         With respect to the action brought against Tower Hill Securities Inc. ("Tower Hill") by Yoav Bitter, previously described in THCG's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Mr. Bitter filed a motion on April 13, 2000 seeking reargument or modification of the March 14, 2000 decision and order of the New York State Supreme Court Appellate Division, First Department, that dismissed Mr. Bitter's appeal. In the alternative, the motion sought permission to appeal to the New York State Court of Appeals. On May 25, 2000, the Appellate Division issued an order unanimously denying Mr. Bitter's April 13, 2000 motion. On July 6, 2000, Mr. Bitter filed a motion with the Court of Appeals requesting leave to appeal to that court. On July 20, 2000, Tower Hill opposed that motion. The Court of Appeals has yet to issue a decision on the motion.

         In addition, on June 18, 1999, Tower Hill initiated an NASD arbitration against Mr. Bitter for reimbursement of unauthorized expenses and return of company property. Mr. Bitter filed a counterclaim against Tower Hill on September 9, 1999, in which he denied liability for Tower Hill's claims and also alleged that the company was liable to him for $158,000 for severance pay, an unpaid bonus, and certain tuition expenses. On September 17, 1999, Tower Hill filed an answer to the counterclaim, denying all the substantive allegations. The NASD has appointed a three-person arbitration panel. The arbitrators held a pre-hearing conference on July 20, 2000 and scheduled hearings on September 7, 2000 and October 23-24, 2000.

         In litigation described in THCG's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, THCG, Inland Financial Corporation, a wholly owned subsidiary of THCG ("Inland"), and the chief executive officer of Inland were sued in the Superior Court of Washington for Spokane County in November 1999 regarding participations sold by Inland in certain factoring transactions initiated by Inland. On May 9, 2000, certain former employees of Inland, including its chief executive officer, filed an involuntary bankruptcy petition against Inland in the Bankruptcy Court for the Eastern District of Washington. Inland, an inactive subsidiary, is contesting the petition and is evaluating possible claims against the chief executive officer and other former employees of Inland (see Note 3 of the Notes to Consolidated Financial Statements).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)      THCG held its annual meeting of stockholders on May 15, 2000.

         (b)      The directors elected at the meeting were:

                                                                        Broker
                        Votes For       Votes Against      Abstain     Non-Votes
                        ---------       -------------      -------     ---------

Joseph D. Mark          9,512,991       4                  5,038          0

Evan M. Marks           9,330,593       182,402            5,038          0

Larry W. Smith          9,330,593       182,402            5,038          0

Stanley B. Stern        9,330,593       182,402            5,038          0


                  Other directors whose terms of office continued after the meeting are as follows: Keith Abell, Gene E. Burleson, Burton W. Kanter, Joel S. Kanter, Henry Klein and Adi Raviv.

         (c) Other matters voted upon at the meeting and the results of those votes are as follows:

                                                     Votes For    Votes Against      Abstain        Broker Non-Votes
                                                     ---------    -------------      -------        ----------------

Approval of THCG 2000 Stock Incentive Plan           7,042,112    529,514            3,838          0

Approval of THCG 2000 Employee Stock Purchase Plan
                                                     7,113,262    458,230            3,972          0

Approval of THCG 2000 Non-Employee Director Stock
Option Plan                                          7,330,830    229,920            14,714         0

Approval of the  reincorporation  of THCG in
Delaware  pursuant to the Agreement and Plan of
Merger,  dated April 6, 2000, by and between
THCG and THCG,  Inc., a Delaware corporation and
wholly-owned subsidiary of THCG                      7,823,664    6,593              3,542          0

Ratification of the appointment of Arthur Andersen
LLP as independent auditors for the fiscal year
ending December 31, 2000                             9,508,861    4,923              4,249          0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         The following exhibits are filed as part of this report:

         Exhibit No.            Description
         -----------            -----------

         2.1 Agreement and Plan of Merger, dated April 6, 2000, by and between THCG and THCG, Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed with the SEC on May 17, 2000).

         3.1 Certificate of Incorporation of THCG (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on May 17, 2000).

         3.2 By-laws of THCG (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed with the SEC on May 17, 2000).

         3.3 Certificate of Designations of THCG's Series A Convertible Participating Preferred Stock (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on August 3, 2000).

         10.1                   Lease Agreement,  dated April 13, 2000,  between
                                THCG  and   500-512   Seventh   Avenue   Limited
                                Partnership.

         27.1                   Financial Data Schedule.

         (b)      Reports on Form 8-K

         THCG filed a Current Report on Form 8-K, dated April 6, 2000, with the Securities and Exchange Commission (the "SEC") on April 6, 2000 to report its replacement of Richard A. Eisner & Company, LLP as THCG's independent auditors under Item 4 ("Changes in Registrant's Certifying Accountant") of said report.

         THCG filed a Current Report on Form 8-K, dated May 16, 2000, with the SEC on May 17, 2000 to report the reincorporation of THCG in Delaware pursuant to the Agreement and Plan of Merger, dated April 6, 2000, by and between THCG and THCG, Inc., a Delaware corporation and wholly-owned subsidiary of THCG, under Item 5 ("Other Events") of said report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                     THCG, Inc.


                                     By: /s/ Adi Raviv
                                        ---------------------------------------
                                         Name:   Adi Raviv
                                         Title:  Co-Chairman of the Board and
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)

                                         Date:   August 14, 2000

                                  EXHIBIT LIST

Exhibit No.       Description
-----------       -----------

2.1 Agreement and Plan of Merger, dated April 6, 2000, by and between THCG and THCG, Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed with the SEC on May 17, 2000).

3.1               Certificate  of   Incorporation   of  THCG   (incorporated  by
                  reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on May 17, 2000).

3.2 By-laws of THCG (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed with the SEC on May 17,
                  2000).

3.3 Certificate of Designations of THCG's Series A Convertible Participating Preferred Stock (incorporated by reference to
                  Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on August 3, 2000).

10.1 Lease Agreement, dated April 13, 2000, between THCG and 500-512 Seventh Avenue Limited Partnership.

27.1              Financial Data Schedule.