Form 10-K/A
period 1999-12-31
THCG INC
filed 2000-08-30
CIK 942378

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                         AMENDMENT NO. 1 ON FORM 10-K/A
                                  TO FORM 10-K

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
     (State or Other Jurisdiction           (I.R.S. Employer Identification No.)
   of Incorporation or Organization)

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

                                 Yes [X] No [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                             ----------------------

The aggregate market value of the registrant's Common Stock, held by non-affiliates of the registrant, based on the closing sale price of the Common Stock on August 29, 2000 as reported on the Nasdaq National Market, was $10,979,046. As of August 29, 2000, there were 12,654,169 shares of the registrant's Common Stock outstanding.

                      Documents Incorporated by Reference:

None.

THCG, Inc.

Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K for the Year Ended December 31, 1999

Explanatory Note

         On April 6, 2000, THCG, Inc. ("THCG" or the "Company") replaced Richard
A. Eisner & Company, LLP ("Eisner & Company") as its independent auditors. The Audit Committee of the Board of Directors had recommended and the Executive Committee of the Board of Directors had approved the selection of Arthur Andersen LLP ("Arthur Andersen") as independent auditors to audit the financial statements of THCG, subject to ratification by the shareholders at the Annual Meeting of Shareholders on May 15, 2000 ("Annual Meeting"). Shareholders of THCG ratified the appointment of Arthur Andersen at the Annual Meeting. Arthur Andersen replaced Eisner & Company, who served as independent auditors of THCG for the fiscal year ended December 31, 1999.

         Eisner & Company's reports on THCG's financial statements for the fiscal year ended December 31, 1999 did not contain an adverse opinion or disclaimer of opinion, nor were any such reports qualified or modified as to uncertainty, audit scope or accounting principles. Further, there have been no disagreements with Eisner & Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreement, if not resolved to the satisfaction of such auditors, would have caused such auditors to make reference to the subject matter of the disagreement(s) in connection with their report thereon during THCG's most recent fiscal year.

         THCG engaged Arthur Andersen to audit THCG's financial statements for the year ended December 31, 1999. Arthur Andersen's audit report is included in this Amendment No. 1 to THCG's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

         The financial statements for the year ending December 31, 1999 included herein, have been reclassified to reflect as discontinued operations the Company's two factoring subsidiaries. As previously disclosed in THCG's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000, THCG discontinued its factoring operations in the first quarter of this year, and applicable accounting rules require that any financial statements issued after this discontinuance reflect this reclassification for all prior periods, including periods occurring before the discontinuation. The financial statements filed with this report contain no other material changes to the financial statements previously filed in THCG's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

         The items amended are as follows:

         Part II, Item 6   Selected Financial Data
         Part II, Item 7   Management's Discussion and Analysis of Financial
                           Condition and Results of Operations
         Part II, Item 8   Index to the Financial Statements and Supplementary
                           Data

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on August 30, 2000.

                                    THCG, INC.

                                    By:     /s/ Adi Raviv
                                            ----------------
                                    Name:    Adi Raviv
                                    Title:   Co-Chairman of the Board and
                                             Chief Financial Officer (Principal
                                             Financial and Accounting Officer)

Part II

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

                                           Year ended      Year ended    Nine months ended         Year ended
                                            March 31,       March 31,   December 31, 1998        December 31,
                                          1997 (1)(2)        1998 (2)                  (2)           1999 (3)
                                          ----------         --------                  ---           --------
Total revenues                               $197,000        $228,000           $2,125,000         $7,568,000
Net Income (loss) from continuing           (387,000)     (1,325,000)                    0          1,467,000
operations
Basic Income (loss) per share from             (0.10)          (0.36)                 0.00               0.30
continuing operations

Total assets                                  322,000         397,000            1,548,000         48,358,000
Total liabilities and redeemable
    Preferred Stock                           $94,000         $52,000             $290,000         $3,593,000

-----------------

(1) For the year ended March 31, 1996, the broker-dealer predecessor company was inactive.

(2) Includes the results of operations and balance sheet data of our wholly-owned subsidiary, Tower Hill Securities, Inc. or its predecessors.

(3) On November 1, 1999, we were acquired by Walnut Financial Services, Inc. in a transaction that was accounted for as a reverse acquisition.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

         See Management's Discussion and Analysis of Financial Condition and Results of Operations which appears on pages 25 to 28 of this Form 10-K/A.

Item 8.  Financial Statements and Supplementary Data

         The following consolidated Financial Statements of THCG, Inc. and its subsidiaries, together with the reports of the independent auditors thereon, are presented on pages 5 through 24 hereof as set forth below:

THCG, INC. AND SUBSIDIARIES                                                PAGE
Report of Arthur Andersen LLP
     Independent Public Accountants......................................    5
Report of Cohen & Schaeffer, P.C.
     Independent Public Accountants......................................    6
Consolidated Balance Sheets - December 31, 1999 and 1998                     7
Consolidated Statements of Operations - for the years ended December 31,
     1999, 1998 and 1997.................................................    8
Consolidated Statements of Stockholders' Equity - for the years ended
     December 31, 1999, 1998 and 1997....................................    9
Consolidated Statements of Cash Flows - for the years ended December 31,
     1999, 1998 and 1997.................................................    10
Notes to Consolidated Financial Statements...............................  11-24

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of THCG, Inc.:

We have audited the accompanying consolidated balance sheet of THCG, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statement of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above presents fairly, in all material respects, the consolidated financial position of THCG, Inc. and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.




Arthur Andersen LLP



New York, New York
August 30, 2000

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

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



Cohen & Schaeffer, P.C.




New York, New York
January 26, 1999

THCG, INC.  AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998

                                                                                           December 31,
                                       ASSETS                                          1999             1998
                                      -------                                       ------------    ------------
                                                                                       (Note 1)
Cash and cash equivalents                                                           $  1,592,000    $    610,000
Marketable securities                                                                  2,812,000            --
Nonmarketable securities, Partnership,
    Limited Liability Company AND OTHER interests                                      7,104,000            --
Fees and other receivables                                                               352,000         525,000
Prepaid expenses and other assets                                                        279,000          49,000
Loans receivable, related parties                                                        312,000         294,000
Furniture, fixtures and equipment, net                                                   104,000          70,000
Goodwill and other intangible assets, net of accumulated amortization of $254,000     29,266,000            --
Assets of discontinued operations                                                      6,537,000            --
                                                                                    ------------    ------------
                 Total assets                                                       $ 48,358,000    $  1,548,000
                                                                                    ============    ============
                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable, accrued expenses and other current liabilities                $  1,933,000    $    256,000
    Loan payable                                                                         565,000            --
    Notes payable                                                                        600,000
    Deferred income taxes payable                                                        495,000          35,000
                                                                                    ------------    ------------
                 Total current liabilities                                             3,593,000         291,000
                                                                                    ------------    ------------

COMMITMENTS AND CONTINGENCIES (SEE NOTE 10)

STOCKHOLDERS' EQUITY:
    Cumulative preferred stock - variable rate, $1.00 par value, 5,000,000 shares
       authorized; 1,000,000 issued and outstanding in 1998                                 --         1,000,000
    Common stock, $.01 par value, 50,000,000 shares authorized; 11,790,134 and
       3,722,815 issued and outstanding in 1999 and 1998, respectively                   118,000          37,000
    Additional paid-in capital                                                        81,601,000      11,290,000
    Subscriptions receivable                                                                --           (67,000)
    Deferred compensation                                                            (27,294,000)           --
    Accumulated deficit                                                               (9,660,000)    (11,003,000)
                                                                                    ------------    ------------
                 Total stockholders' equity                                           44,765,000       1,257,000
                                                                                    ------------    ------------
                 Total liabilities and stockholders' equity                         $ 48,358,000    $  1,548,000
                                                                                    ============    ============

The accompanying notes are an integral part of these consolidated balance sheets.

THCG, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 1999,
FOR THE NINE MONTHS ENDED DECEMBER 31, 1998
AND FOR THE YEAR ENDED MARCH 31, 1998

                                                                 Year Ended      Nine Months
                                                                 December 31,  Ended December   Year Ended
                                                                    1999          31, 1998    March 31, 1998
                                                                 -----------    -----------   --------------
                                                                 (Note 1)
REVENUES:
    Venture service fees                                         $ 2,963,000    $ 2,105,000   $   210,000
    Realized and unrealized gains on investments                   4,605,000         20,000        18,000
                                                                 -----------    -----------   -----------
                 Total revenue                                     7,568,000      2,125,000       228,000
                                                                 -----------    -----------   -----------

EXPENSES:
    Selling, general and administrative                            4,170,000      2,090,000     1,553,000
    Equity-based compensation                                        595,000
    Amortization of acquired intangibles                             254,000           --            --
                                                                 -----------    -----------   -----------
                 Total expenses                                    5,019,000      2,090,000     1,553,000
                                                                 -----------    -----------   -----------
                 Income (loss) from continuing operations
                    before income taxes                            2,549,000         35,000    (1,325,000)

                 Provision for income taxes                        1,082,000         35,000          --
                                                                 -----------    -----------   -----------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS                       1,467,000           --      (1,325,000)

                 Loss from discontinued operations                  (124,000)          --            --
                                                                 -----------    -----------   -----------
NET INCOME (LOSS)                                                $ 1,343,000    $      --     $(1,325,000)
                                                                 ===========    ===========   ===========

BASIC EARNINGS PER SHARE:
    Basic income (loss) per share from continuing operations     $       .30    $      --     $      (.36)
    Basic loss per share from discontinued operations                   (.03)          --            --
                                                                 -----------    -----------   -----------
                 Basic income (loss) per share                   $       .27    $      --     $      (.36)
                                                                 ===========    ===========   ===========

SHARES USED IN CALCULATION                                         4,916,000      3,723,000     3,723,000

DILUTED EARNINGS PER SHARE:
    Diluted income (loss) per share from continuing operations   $       .29    $      --     $      (.36)
    Diluted loss per share from discontinued operations                 (.02)          --            --
                                                                 -----------    -----------   -----------
                 Diluted income (loss) per share                 $       .27    $      --     $      (.36)
                                                                 ===========    ===========   ===========

SHARES USED IN CALCULATION                                         5,010,000      3,723,000     3,723,000

The accompanying notes are an integral part of these consolidated statements.

THCG, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 1999, NINE MONTHS
ENDED DECEMBER 31, 1998 AND THE YEAR ENDED MARCH 31, 1998


                                                                            Cumulative Preferred Stock-Variable Rate   Common Stock
                                                                            ----------------------------------------   ------------

                                                                             Number of                                  Number of
                                                                              Shares                 Amount              Shares
BALANCE, March 31, 1997                                                    2,391,294         $    2,391,000             3,722,815

    Merger of Hambro America Securities, Inc.                                     -                      -                     -

    Reclass of preferred stock to additional paid-in capital              (2,391,294)            (2,391,000)                   -

    Conversion of debt to equity                                                  -                      -                     -

    Issuance of preferred stock                                            1,000,000              1,000,000                    -

    Net loss                                                                      -                      -                     -
                                                                        ------------         --------------          ------------

Balance, March 31, 1998                                                    1,000,000              1,000,000             3,722,815

    Capital contribution by Hambro America Securities, Inc.                       -                      -                     -

    Capital contributions by stockholders                                         -                      -                     -
                                                                        ------------         --------------          ------------

Balance, December 31, 1998                                                 1,000,000              1,000,000             3,722,815

    Recapitalization in connection with the Merger                        (1,000,000)            (1,000,000)                   -

    Issuance of restricted common stock to employees                              -                      -                372,281

    Shares of common stock and assumption of options and warrants representing purchase price in
       connection with the reverse acquisition, including finders fee
       of 100,000 shares of common stock                                          -                      -              3,450,533

    Proceeds from issuance of common stock and warrants in a private placement, including fees
       of 100,000 shares of common stock                                          -                      -              2,600,000

    Proceeds from issuance of common stock in private placement                   -                      -                932,500

    Issuance of common stock in connection with acquisition,
       including finders fee of 12,000 shares of
       common stock                                                               -                      -                712,005

    Cancellation of subscriptions receivable                                      -                      -                     -

    Compensatory options issued to consultants                                    -                      -

    Unearned compensation for stock options issued to employees                   -                      -

    Amortization of unearned compensation                                         -                      -

    Net income                                                                    -                      -
                                                                        ------------         --------------

Balance, December 31, 1999                                                        -          $           -
                                                                        ============         ==============


* CONTINUED FROM PREVIOUS PAGE

                                                                       Common Stock                      Additional
                                                                       ------------                       Paid-in       Unearned
                                                                          Amount                          Capital      Compensation

BALANCE, March 31, 1997                                               $    37,000                     $     867,000    $         -

    Merger of Hambro America Securities, Inc.                                  -                          6,707,000              -

    Reclass of preferred stock to additional paid-in capital                   -                          2,391,000              -

    Conversion of debt to equity                                               -                            346,000              -

    Issuance of preferred stock                                                -                                 -               -

    Net loss                                                                   -                                 -               -
                                                                     ------------                     -------------    ------------

Balance, March 31, 1998                                                    37,000                        10,311,000              -

    Capital contribution by Hambro America Securities, Inc.                    -                            905,000              -

    Capital contributions by stockholders                                      -                             74,000              -
                                                                     ------------                     -------------    ------------

Balance, December 31, 1998                                                 37,000                        11,290,000              -

    Recapitalization in connection with the Merger                             -                          1,000,000              -

    Issuance of restricted common stock to employees                        4,000                         1,350,000      (1,354,000)

    Shares of common stock and assumption of options and warrants representing purchase price in
       connection with the reverse acquisition, including finders fee
       of 100,000 shares of common stock                                   35,000                        13,332,000              -

    Proceeds from issuance of common stock and warrants in a private placement, including fees
       of 100,000 shares of common stock                                   26,000                         5,174,000              -

    Proceeds from issuance of common stock in private placement             9,000                         1,856,000              -

    Issuance of common stock in connection with acquisition,
       including finders fee of 12,000 shares of
       common stock                                                         7,000                        21,131,000              -

    Cancellation of subscriptions receivable                                   -                            (67,000)             -

    Compensatory options issued to consultants                                 -                  -          86,000              -

    Unearned compensation for stock options issued to employees                -                  -      26,449,000     (26,449,000)

    Amortization of unearned compensation                                      -                  -              -          509,000

    Net income                                                                 -                  -              -               -
                                                                     ------------       ------------  -------------    ------------

Balance, December 31, 1999                                             11,790,134        $   118,000  $  81,601,000    $(27,294,000)
                                                                     ============        ===========  =============    ============



* CONTINUED FROM PREVIOUS PAGE

                                                                          Subscriptions     Accumulated
                                                                            Receivable       Deficit           Total

BALANCE, March 31, 1997                                                   $        -     $   (3,068,000)  $      227,000

    Merger of Hambro America Securities, Inc.                                      -         (6,610,000)          97,000

    Reclass of preferred stock to additional paid-in capital                       -                 -                -

    Conversion of debt to equity                                                   -                 -           346,000

    Issuance of preferred stock                                                    -                 -         1,000,000

    Net loss                                                                       -         (1,325,000)      (1,325,000)
                                                                        -------------    --------------   --------------

Balance, March 31, 1998                                                            -        (11,003,000)         345,000

    Capital contribution by Hambro America Securities, Inc.                        -                 -           905,000

    Capital contributions by stockholders                                     (67,000)               -             7,000
                                                                        -------------    --------------   --------------

Balance, December 31, 1998                                                    (67,000)      (11,003,000)       1,257,000

    Recapitalization in connection with the Merger                                 -                 -                -

    Issuance of restricted common stock to employees                               -                 -                -

    Shares of common stock and assumption of options and warrants representing purchase price in
       connection with the reverse acquisition, including finders fee
       of 100,000 shares of common stock                                           -                 -        13,367,000

    Proceeds from issuance of common stock and warrants in a private placement, including fees
       of 100,000 shares of common stock                                           -                 -         5,200,000

    Proceeds from issuance of common stock in private placement                    -                 -         1,865,000

    Issuance of common stock in connection with acquisition,
       including finders fee of 12,000 shares of
       common stock                                                                -                 -        21,138,000

    Cancellation of subscriptions receivable                                   67,000                -                -

    Compensatory options issued to consultants                                     -                 -            86,000

    Unearned compensation for stock options issued to employees                    -                 -                -

    Amortization of unearned compensation                                          -                 -           509,000

    Net income                                                                     -          1,343,000        1,343,000
                                                                        -------------    --------------   --------------

Balance, December 31, 1999                                                $        -     $   (9,660,000)  $   44,765,000
                                                                          ===========    ==============   ==============


The accompanying notes are an integral part of these consolidated statements.

KL2:2052805.3
THCG, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999, NINE MONTHS
ENDED DECEMBER 31, 1998 AND THE YEAR ENDED MARCH 31, 1998

                                                                                                Nine Months
                                                                                 Year Ended       Ended         Year Ended
                                                                                 December 31,   December 31 ,    March 31,
                                                                                    1999           1998            1998
                                                                               ------------    ------------    ------------
                                                                                  (Note 1)
Cash flows from operating activities:
    Net income (loss)                                                          $  1,343,000    $       --      $ (1,325,000)
    Adjustments to reconcile net income (loss) to net cash
       (used in) continuing operating activities-
          Loss from discontinued operations                                        (124,000)           --              --
          Depreciation and amortization                                              70,000          15,000          13,000
          Provision for credit loss                                                  (9,000)         63,000
          Realized loss on securities owned                                            --              --            10,000
          Unearned compensation                                                     509,000            --              --
          Equity-based compensation                                                  86,000            --              --
          Amortization of aquired intangibles                                       254,000            --              --
          Bad debt expense                                                          221,000            --              --
          Changes in-
              Due from broker                                                          --              --            49,000
              Fees and other receivables                                             81,000        (553,000)         10,000
              Loan receivable officer                                               (61,000)           --              --
              Nonmarketable securities, partnerships and limited liability       (1,175,000)           --              --
                 company interest
              Marketable securities and nonmarketable securities                 (3,703,000)           --              --
              Prepaid expenses                                                     (229,000)        (13,000)         (9,000)
              Other assets                                                             --              --            53,000
              Accounts payable and accrued expenses                                 381,000         171,000        (203,000)
              Due to related party                                                   43,000          10,000            --
              Deferred income taxes                                                 460,000          35,000            --
                                                                               ------------    ------------    ------------
                 Net cash used in continuing operating activities                (1,854,000)       (249,000)     (1,402,000)
                                                                               ------------    ------------    ------------

Cash flows from investing activities:
    Purchase of furniture and equipment                                              (3,000)        (18,000)         (6,000)
    Mercury Coast acquisition, net of acquired company's cash of $3,000            (278,000)           --              --
    WFS acquisition, net of acquired company's cash of $799,000                     334,000            --              --
    Purchase of minority interest                                                  (533,000)           --              --
    Increase in organizational costs                                                   --           (13,000)           --
    Net increase in loan to related party                                              --           (78,000)           --
    Net increase in loan to stockholders                                               --          (216,000)           --
                                                                               ------------    ------------    ------------
                 Net cash used in investing activities of continuing               (480,000)       (325,000)         (6,000)
                                                                               ------------    ------------    ------------
                    operations

Cash flows from financing activities:
    Proceeds from the issuance of preferred stock                                      --              --         1,000,000
    Principal payments on line of credit                                           (132,000)           --              --
    Proceeds from sale of common stock, net of related costs                      6,865,000            --              --
    Principal payments on notes payable                                          (1,823,000)           --              --
    Principal payment on SBA loan                                                (1,500,000)           --              --
    Loans from parent                                                                  --              --           469,000
    Capital contribution by Hambro America Securities, Inc.                            --           905,000            --
    Capital contribution by stockholders                                               --             7,000            --
                                                                               ------------    ------------    ------------
                 Net cash provided by financing activities of continuing
                    operations                                                    3,410,000         912,000       1,469,000
                                                                               ------------    ------------    ------------
                 Net cash (used in) discontinued operations                         (94,000)           --              --
                                                                               ------------    ------------    ------------
                 Net increase in cash and cash equivalents                          982,000         338,000          61,000

Cash and cash equivalents, beginning of year                                        610,000         272,000         211,000
                                                                               ------------    ------------    ------------

Cash and cash equivalents, end of year                                         $  1,592,000    $    610,000    $    272,000
                                                                               ============    ============    ============

Supplemental disclosure of cash flow information:
    Cash paid for -
    Interest                                                                   $     43,000    $       --      $    137,000
    Taxes                                                                            17,000            --              --

Supplemental disclosure of noncash investing and financing activities:
       Issuance of stock in connection with Mercury Coast acquisition            21,138,000            --              --
       Issuance of equity instruments in connection with WFS acquisition         13,367,000            --              --
       Deferred compensation to consultants and employees by issuance of         27,803,000            --              --
          options
       Cancellation of subscription receivable in connection with the Merger        (67,000)           --              --
       Retirement of preferred stock in connection with the recapitalization      1,000,000            --              --
       Issuance of stock as a finders fee in private placement                      200,000            --              --
       Conversion of loans from parent to equity                                       --              --           346,000

The accompanying notes are an integral part of these consolidated statements.

THCG. INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


1. Description of Business and Basis of Presentation

THCG, Inc. (the "Company") is an Internet incubator company that provides venture funding, venture development and venture banking services. The Company penetrating new markets by developing our international operations and by expanding its global coverage of the Internet industry. The Company provides services to Internet-based businesses, established "brick and mortar" companies implementing an Internet-based strategy and advanced technology and service companies. By providing companies with capital and a combination of enterprise-enhancing venture development and venture banking services, the Company believes that it helps companies focus on their core strengths so that they may bring their products and services to market more rapidly.

The consolidated financial statements for the year ended December 31, 1999 included herein have been reclassified to reflect as discontinued operations the Company's two factoring subsidiaries (see Note 12).

On November 1, 1999, the Company consummated the transactions contemplated by the Amended and Restated Agreement and Plan of Merger (the "Agreement"), dated August 5, 1999, by and among the Company, Tower Hill Acquisition Corp. ("Newco"), a wholly owned subsidiary of the Company, and Tower Hill Securities, Inc. ("Tower Hill"). Pursuant to the Agreement, Newco merged with and into Tower Hill, with Tower Hill surviving as a wholly owned subsidiary of the Company (the "Merger"). As a result of the Merger, the Company changed its name from Walnut Financial Services, Inc. ("WFS") to THCG, Inc. Tower Hill, formerly known as Hambro America Securities, Inc., is a registered broker-dealer under the Securities Exchange Act of 1934 and a member of the National Association of Securities Dealers, Inc. Tower Hill is engaged in the private placement of corporate debt and equity securities with accredited investors as defined by SEC Rule 501 of Regulation D. Tower Hill does not hold customer funds or safekeep customer securities pursuant to SEC Rule 15c3-3(k)(2)(1).

In connection with the Merger, the Company (i) issued 3,722,815 shares of common stock for all of the outstanding common stock of Tower Hill; (ii) entered into employment agreements with the two former shareholders of Tower Hill, who became the Co-CEO's of the Company, and a former officer of Tower Hill, who became the Chief Operating Officer of the Company and who received 372,281 shares of restricted common stock (see Note 10 with respect to employment agreements);
(iii) issued 2,500,000 shares of common stock and warrants to purchase an aggregate of 2,000,000 shares of common stock for aggregate proceeds of $5,000,000 to Greenwich Street Capital Partners II, L.P. ("GSCP") and certain of its affiliates in a private placement transaction; and, (iv) issued 932,500 shares of common stock in two additional private placements, one to an outside investor group and one to an investor group consisting of former Tower Hill employees. In connection with the Merger, the outstanding preferred stock of Tower Hill was cancelled.

For financial accounting purposes, the acquisition was accounted for as a reverse acquisition of the Company by Tower Hill as, after the transaction, the former shareholders of Tower Hill owned approximately 53% of the combined Company (prior to the issuance of the shares in the private placements described above), the management of Tower Hill became the management of the Company and a majority of the new Board of Directors of the combined company was nominated by Tower Hill. The purchase price for the Company consisted of 3,350,533 shares of common stock, representing the outstanding shares of common stock of WFS as of the date of acquisition and the assumption of all of the outstanding options and warrants of WFS. The Company issued 100,000 shares of common stock as a finders fee in connection with the Merger. The aggregate purchase price was $13,367,000, based on the closing price of $3.625 per share on the acquisition date and the fair value of the assumed warrants and options. In addition, the Company incurred closing costs of approximately $785,000. The Company recorded excess of cost over fair value of net assets acquired (Goodwill and other intangible assets) of $13,975,000 in connection with the Merger. The historical financial statements presented herein are the historical financial statements of Tower Hill adjusted for the capitalization of WFS. Tower Hill's accumulated deficit is carried over in the accompanying consolidated financial statements.

In May 1997, Hambro America Securities, Inc. was merged into Hambro Resource Development, Inc. ("HRDI") and simultaneously HRDI changed its name to Hambro America Securities, Inc.

THCG. INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


In April 1998, a group of investors purchased 99% of all of the issued and outstanding equity securities of Hambro America Securities, Inc. for $74,250. In May 1998, the same group purchased the remaining 1% for $750. In connection with this acquisition, the former parent contributed capital of $904,775 in April 1998.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries, Mercury Coast Inc. ("Mercury Coast") and Tower Hill and its wholly owned subsidiaries, THCG LLC and THCG Ventures LLC. THCG Ventures LLC is a management company for two related venture capital companies, THCG Venture Partners I LLC and THCG Partners LLC. THCG Ventures LLC has a 0.45% member's interest in THCG Partners LLC. THCG Partners LLC and THCG LLC have a 15.1% and a 9.9% membership interest, respectively, in THCG Venture Partners I LLC. All significant intercompany accounts and transactions are eliminated in consolidation. Pacific Financial Services Corp. ("Pacific Financial") and Inland Financial Corporation ("Inland") are wholly owned subsidiaries of the Company whose operations have been discontinued (see Note 12). Certain prior year amounts have been reclassified to conform with the current year's presentation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities dates of three months or less to be cash equivalents.

Marketable Securities

The Company has classified its marketable securities as trading securities. As such, these securities, are accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" at fair value based on quoted market prices as of December 31, 1999. Unrealized gains and losses are reported in the Statement of Operations.

Nonmarketable Securities, Partnership, Limited Liability Company and Other Interests

Nonmarketable securities held by Tower Hill, a broker-dealer, are valued at fair value. Other nonmarketable securities are valued at cost.

The Company's interest in a partnership and limited liability companies, which reflect their portfolios at fair value, are recorded in unrealized gains on investments.

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are stated at cost less accumulated depreciation or amortization. Depreciation is computed using the straight-line method of accounting over the estimated useful lives of three to seven years.

Intangibles

Goodwill and other intangibles, which represent the excess of purchase price over fair value of net assets acquired, are currently amortized on a straight-line basis over a period of five years. The amortization period will be evaluated by management on a continuing basis, and will be adjusted if their useful lives of the related intangible assets are impaired. The Company engaged an independent valuation expert to determine the fair value of the intangibles acquired and it's useful life. Management will adjust the amortization period based on the results of the valuation.

THCG. INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


The Company's operational policy for the assessment and measurement of any impairment in the value of the intangible assets acquired, that is other than temporary, is to evaluate the recoverability and remaining life of the intangible assets and to determine whether the intangible assets should be completely or partially written-off or the amortization period accelerated. The Company will recognize impairment in the value of the intangible assets if the undiscounted estimated future operating cash flows of the relevant assets acquired are determined to be less than their carrying amount. If the Company determines that impairment has occurred, the measurement of the impairment will be equal to the excess of the carrying amount of the intangible assets over the amount of the discounted estimated operating cash flows.

Revenue Recognition

The Company recognizes venture service fees as services are performed.

Income Taxes

The Company accounts for income taxes under the guidelines of SFAS No. 109, "Accounting for Income Taxes." Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets or liabilities of a change in tax rates is recognized in the period in which the tax change occurs. Valuation allowances are established, when necessary, to reduce deferred tax asset amounts expected to be realized.

Stock Options

The Company adopted SFAS No. 123, "Accounting for Stock Based Compensation," and has chosen to continue to account for stock-based compensation awards to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options awarded to employees and directors is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee or director must pay to acquire the stock.

As required, the Company follows SFAS No. 123 to account for stock-based compensation awards to non-employees. Accordingly, compensation costs for stock option awards granted to non-employees is measured at the date of grant based on the fair value of the award using the Black-Scholes option pricing model.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The fair value of cash and cash equivalents, marketable securities, fee and other receivables, loans receivable, line of credit, notes and accounts payable approximate book value.

THCG. INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist of cash and cash equivalents, and receivables and loans receivable. Cash and cash equivalents consist of deposits placed with various high credit quality financial institutions.

Net Income (Loss) Per Share

The Company adopted the provision of SFAS No. 128 " Earnings per Share." The standard requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is calculated by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income available for common stockholders by the weighted average number of shares of common stock outstanding adjusted to reflect the potential dilution from the exercise of options and warrants to purchase common stock. EPS for the nine months ended December 31, 1998 and the year ended March 31, 1998 does not give effect to the outstanding shares of preferred stock as the preferred stock was canceled pursuant to the Merger and no dividends were accrued or paid.

Recently Issued Accounting Standards

During March 2000, the FASB issued interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," which clarifies the application of APB Opinion No. 25, regarding (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Interpretation No. 44 became effective on July 1, 2000. Certain events, as defined by Interpretation No. 44, may require earlier consideration if they occurred after December 15, 1998 or January 12, 2000, depending on the event, although no financial statement effect would be recognized until July 1, 2000. The effects of applying Interpretation No. 44 are recognized prospectively. Management has reviewed its stock compensation events covered by Interpretation No. 44 and has determined that no events require early consideration.

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

In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." The Statement defers for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was issued in June 1998 and establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. Management believes that the implementation of SFAS No. 133 will not have a material impact on the Company's results of operations.

THCG. INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


3.       Acquisitions

Walnut Financial Services, Inc.

As described in Note 1, the Company acquired WFS on November 1, 1999 in a transaction accounted for as a reverse acquisition under the purchase method of accounting. The aggregate purchase price, including acquisition costs, exceeded the fair value of WFS' assets by $13,975,000. The Company has allocated approximately $5,300,000 to the factoring companies and the balance to excess of cost over fair value of net assets acquired and is being amortized using the straight-line method over five years. The results of operations of WFS have been included in the accompanying consolidated statements of operations from the date of acquisition.

Mercury Coast Inc.

On December 29, 1999, the Company acquired 100% of the outstanding stock of Mercury Coast for 700,005 shares of its common stock and issued 12,000 shares of common stock as a finders fee. In connection with this transaction, the Company entered into employment agreements with the three principal owners of Mercury Coast (see Note 10). The aggregate purchase price, including acquisition costs, exceeded the fair value of the net assets acquired by $20,854,000. This amount has been allocated to excess of cost over fair value of net assets acquired and is being amortized using the straight-line method over five years. The acquisition was accounted for as a purchase and accordingly, the results of operations have been included in the accompanying consolidated statements of operations from the date of acquisition.

Assets acquired and liabilities assumed and the consideration paid is summarized as follows:



                                                         Mercury Coast          WFS
                                                       ---------------    ---------------
    Cash                                               $         3,000    $        14,000
    Investment and receivables                                 460,000          5,640,000
    Factoring company receivables                                   -           1,477,000
    Other assets                                                66,000            192,000
                                                       ---------------    ---------------
                     Total assets                              529,000          7,323,000
                                                       ---------------    ---------------

    Assumption of liabilities                                  245,000          7,146,000
    Net assets acquired                                        284,000            171,000
    Closing costs                                              356,000            785,000
    Fair value of common stock, and warrants
        and options assumed                                 20,782,000         13,367,000
    Excess of cost over fair value                          20,854,000         13,975,000

Pro Forma Financial Information (Unaudited)

The following unaudited pro forma financial information is presented as if the Company had completed the Merger as of January 1, 1998 and the acquisition of Mercury Coast as of March 11, 1999, the date of incorporation of Mercury Coast. The pro forma information for WFS is as adjusted to present WFS as an operating company instead of as an investment company and includes amortization of goodwill and deferred compensation. The pro forma information is not necessarily indicative of what the results of operations would have been had the acquisitions taken place at those dates, or of the future results of operations.

THCG. INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


                                                    1999              1998
                                              --------------    --------------
                                                         (Unaudited)

                  Revenues                    $    9,216,000    $    5,046,000
                  Net loss                        (8,422,000)       (1,867,000)

                  EPS:
                      Basic and diluted                (.99)             (.26)


4. Marketable securites, nonmarketable securities, partnership, limited liability company and other interests.

The Company classifies marketable securities as trading securities. As of December 31, 1999, the market value of marketable securities was approximetely $2,800,000 and the unrealized gain recorded in respect of these securities amounted to approximately $1,200,000.

Included in partnership interests is a 1% direct holding in an investment partnership in which the Company also has a 20% participation in net gains.

For the year ended December 31, 1999, the Company has recorded approximately $3,300,000 of unrealized gains representing the appreciation of nonmarketable securities and its proportion in gains of the partnership interest through that date.

5. NOTES PAYABLE

In connection with the Merger, the Company assumed all of the liabilities of WFS, including notes payable to the former shareholders of Pacific Financial. The notes aggregate $600,000, bear interest at 8% per annum and are due in accordance with the terms set forth in the Pacific Financial acquisition agreement. The Company believes it has valid defenses to the payment of the notes. The Company is considering an action against the former shareholders of Pacific Financial to recoup the purchase price paid for Pacific Financial and correspondingly reduce the amount of the notes payable. The Company, however, is unable to determine at this time if it will be successful. Therefore, the notes payable are carried at their full amount in the accompanying consolidated financial statements.

6. Stockholders' Equity

Common Stock and Warrant Transactions

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

In connection with the Merger in November 1999, the Company:

o Issued 3,722,815 shares of common stock for all of the outstanding shares of WFS. The Company also issued 387,684 options and 633,373 warrants to former option and warrant holders of WFS and issued 100,000 shares of common stock as a finders fee in connection with the Merger. The total consideration paid aggregated $14,152,000.

THCG. INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


o Issued 2,500,000 shares of common stock and warrants to purchase an aggregate of 2,000,000 shares of common stock to Greenwich Street Capital Partners II, L.P. ("GSCP") and several of its affiliates for gross proceeds of $5,000,000. 1,000,000 warrants are exercisable at $5.44 per share and 1,000,000 warrants are exercisable at $7.25 per share, and all of the warrants expire in November of 2002. The Company issued 100,000 shares of common stock as a finders fee in connection with the private placement of shares to GSCP. The shares were valued at $200,000 based on the $2.00 price per share in the private placement.

o Issued 932,500 shares of common stock in the aggregate in two private placements; one to an outside investor group and one to an investor group consisting of employees of Tower Hill, for aggregate proceeds of $1,865,000.

o Issued 372,281 shares of restricted common stock to one of its officers for no consideration (see Note 10).

7. Stock Options

On November 1, 1999, the Company adopted the 1999 Walnut Financial Services, Inc. Stock Incentive Plan (the "1999 Plan"). The 1999 Plan is administered by an administrative committee appointed by the Company's Board of Directors (the "1999 Plan Committee"). The 1999 Plan Committee has the authority to select the persons to whom awards may be granted, to determine the terms of each award, to interpret the provisions of the 1999 Plan and to make all other determinations that it may deem necessary or advisable for the administration of the 1999 Plan. The 1999 Plan provides for the grant of incentive stock options, nonqualified options, and restricted stock and stock appreciation rights ("SARs"), as determined in each individual case by the 1999 Plan Committee. In connection with an employment agreement entered into in 1999, the Company issued 372,281 shares of restricted stock under the 1999 Plan (see Note 10). The Company recorded unearned compensation of $1,354,000 which will be charged to operations over the three year vesting period. As of December 31, 1999, the Company has granted 2,833,500 options under the 1999 Plan.

The options under the 1999 Plan generally vest over a period of one to four years. In addition, in connection with the Mercury Coast acquisition, the Company issued an aggregate of 930,000 options to three individuals pursuant to their employment agreements (see Note 10). The options vest over a four year period and are exercisable at $6.00 per share, which was less than the quoted market price on the date of grant. In connection with the issuance of options with an exercise price at less than the quoted market price on the date of grant, the Company recorded an aggregate of $26,449,000 of deferred compensation which will be charged to operations over the vesting periods.

The following table summarizes information about options outstanding at December 31, 1999

                                    Options Outstanding
                               -----------------------------------
                                                 Weighted Average    Number of
             Exercise                                Remaining        Options
               Price           Number of        Contractual Years  Exercisable
               -----           ---------        -----------------  -----------
            $  3.625          2,332,500 (1)            4.83          1,907,499
               6.000            930,000                5.00                  -
              10.000            421,000                4.83                  -
              10.800             23,350                4.00             23,350
              11.020             14,334                4.00             14,334
                                 ------                                 ------
                              3,721,184                              1,945,183
                            ===========                              =========

(1) Includes 850,000 options granted to individuals in connection with the Merger.

THCG. INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


The Company accounts for all plans under APB Opinion No. 25. Had compensation cost for stock option grants been determined in accordance with SFAS No. 123, the Company's net income and EPS would have been reduced as follows:

                                                          Year Ended
                                                       December 31, 1999

           Net income:
               As reported                               $   1,343,000
               Proforma adjustment                           1,245,000
                                                         -------------
                            Proforma                     $      98,000
                                                         =============

           Basic and Diluted EPS:
               As reported                               $0.27
               Proforma                                  $0.02

Under SFAS No. 123, the fair value of each option is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions used for the options granted as of December 31, 1999: (1) expected life of options of 1 to 3 years, (2) dividend yield of 0%, (3) expected volatility of 70%, and (4) risk-free interest rate of 6%.

In connection with the Merger, the Company assumed the NFS Services, Inc. (Utah) 1994 Incentive Stock Option Plan, which was amended and restated and approved by the Company's stockholders in December 1997 (as amended, the "1994 Plan"). The 1994 Plan is administered by a stock incentive plan administrative committee appointed by the Company's Board of Directors (the "1994 Plan Committee"). The 1994 Plan Committee had the authority, subject to approval by the Company's Board of Directors, the terms of the 1994 Plan and the Investment Company Act, to select the persons to whom awards could be granted, to determine the terms of each award, to interpret the provisions of the 1994 Plan and to make all other determinations that it may have deemed necessary or advisable for the administration of the 1994 Plan. The 1994 Plan provided for the grant of incentive stock options, nonstatutory options, and restricted stock and stock appreciation rights ("SARs"), as determined in each individual case by the 1994 Plan Committee. The Company's Board of Directors had reserved 1,000,000 shares of common stock for issuance under the 1994 Plan. No further awards will be granted under the 1994 Plan. At December 31, 1999, the Company had options outstanding under the 1994 Plan as follows:


                                                            Weighted Average
                                               Shares        Exercise Price
                                              ------        -----------------
       Options granted as of acquisition      14,334             $11.04
       Options exercisable at end of year     14,334              11.04

The weighted average life of options outstanding is 3.6 years.

In connection with the Merger, the Company assumed the Walnut Capital Corporation 1987 Stock Option Plan (as amended, the "1987 Plan"). The 1987 Plan is administered by a stock option plan administrative committee appointed by the Board of Directors (the "1987 Plan Committee"). The 1987 Plan Committee had the authority, subject to approval by the Company's Board of Directors and the terms of the 1987 Plan, to select the persons to whom awards could be granted, to determine the terms of each award, to interpret the provisions of the 1987 Plan and to make all other determinations that it may have deemed necessary or advisable for the administration of the 1987 Plan. The 1987 Plan provided for the grant of incentive stock options or nonstatutory options, as determined in each individual case by the 1987 Plan Committee. There were 806,930 shares of common stock reserved for issuance under the 1987 Plan. Awards of nonstatutory options to purchase 23,350 shares of common stock all of

THCG. INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


which expire in 2004, had been granted pursuant to the 1987 Plan. The exercise price of the options outstanding pursuant to the 1987 Plan is $10.80 per share of common stock. The average exercise price of options outstanding under the 1987 Plan is $10.80. No further awards will be granted under the 1987 Plan.

7.       Income Taxes

The significant components of the Company's deferred income tax assets and liabilities as of December 31, 1999 and 1998 are as follows:

                                                                 1999             1998
       Deferred income tax assets:

           Net operating losses                             $   702,000    $   148,000
           Unrealized losses                                    355,000           --
           Preacquisition unrealized losses                   1,079,000           --
           Preacquisition net operating losses                2,270,000           --
                                                            -----------    -----------
                                                              4,406,000        148,000
       Deferred income tax liability:
           Option compensation                                 (321,000)
           Unrealized gain                                   (1,231,000)
           Valuation allowance                               (3,349,000)      (148,000)
                                                            -----------    -----------
                        Net deferred income tax liability   $  (495,000)   $      --
                                                            ===========    ===========

The valuation allowance represents the unutilized tax benefit of the preacquisition net operating losses and unrealized losses of WFS.

The significant components of the provision (benefit) for income taxes from continuing operations for the year ended December 31, 1999, the nine months ended December 31, 1998 and the year ended March 31, 1998 are as follows:

                                                                                  Nine Months
                                                                Year Ended          Ended        Year Ended
                                                                December 31,      December 31,    March 31,
                                                                    1999             1998          1998
                                                                 -----------    -----------      --------
    Current:
        Federal                                                  $      --      $    12,000      $   --
        State                                                           --           23,000          --
                                                                 -----------    -----------      --------
                     Total current taxes                                --           35,000          --
                                                                 -----------    -----------      --------

    Deferred:
        Federal, including utilization of net operating losses
          credited to excess of cost over fair value of net
          assets acquired                                            991,000           --            --
        State                                                        228,000           --            --
        Change in valuation allowance                               (137,000)          --            --
                                                                 -----------    -----------      --------
                     Total deferred taxes                          1,082,000           --            --
                                                                 -----------    -----------      --------
                     Provision (benefit) for income taxes        $ 1,082,000    $    35,000      $   --
                                                                 ===========    ===========      ========

THCG. INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


The difference between the statutory federal income tax rate on the Company's income from continuing operations before income taxes and the Company's effective income tax rate for the years ended December 31, 1999, nine months ended December 31, 1998, and the year ended March 31, 1998 are summarized as follows:

                                                                     Year Ended      Nine Months Ended     Year Ended
                                                                 December 31, 1999   December 31, 1998   March 31, 1998
                                                                 -----------------   -----------------   --------------
    Statutory federal income tax rate                                   34.0%                34.0%            34.0%
    State income tax, net of federal benefit                             7.0                 66.0
    Nondeductible amortization of intangibles                           10.2
    Reduction in valuation allowance                                    (5.7)
    Miscellaneous                                                        (.4)
    Net operating losses (unutilized)                                   (1.1)                  -             (34.0)
                                                                       -----               ------            -----
                     Effective income tax rate                          44.0%              100.0%                - %
                                                                        ====               =====         ==========

As of December 31, 1999, the Company has net operating loss carryforwards ("NOL"), attributable to losses incurred by WFS prior to the Merger for income tax purposes of $6,379,000 expiring through 2019. As a result of the change in ownership occurring in connection with the Merger, the utilization of the NOL's of WFS is limited to approximately $700,000 annually. The tax benefit realized upon utilization of such carryforwards will be credited to excess of cost over fair value of net assets acquired.

8. Related Party Transactions

The Company leases office space from Hambro America Securities, Inc. which is owned by the Co-Chief Executive Officers and the Chief Operating Officer of the Company. The lease requires payments of $21,650 and expires on August 30, 2000. Under this lease, rent expense for the year ended December 31, 1999 and the nine months ended December 31, 1998 was $337,000 and $180,000, respectively, including payments in 1999 for additional space leased on a month-to-month basis.

In October 1998, the Company loaned $95,000 to a related party. The loan is non-interest bearing and is being repaid over 22 months at $4,318 per month.

During the nine months ended December 31, 1998, the Company loaned an aggregate of $216,000 to certain of its officers. The loans were noninterest bearing and had no specific repayment date. In addition during 1999, the Company loaned an additional $100,000, in the aggregate, to certain of its officers. Prior to the consummation of the Merger, the Company forgave loans to one of those officers in the amount of $132,237, which was charged to compensation expense.

A stockholder of the Company and certain of its affiliates own 75% of the membership interests in THCG Venture Partners I LLC in which the Company has a 9.9% interest. The remaining 15.1% membership interest in THCG Venture Partners I LLC is owned by THCG Partners, LLC, whose managing member is a wholly owned subsidiary of the Company.

9. Commitments and Contingencies

Operating Leases

The Company has entered into a non-cancelable operating lease for office space for a period of 10 years commencing on September 1, 2000. This lease provides for minimum annual lease payments and additional operating expense charges.

THCG. INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


The future minimum lease payments required under the above mentioned operating lease for the years ended December 31, are as follows:

                  Year
                  2000                                        $      607,613
                  2001                                               889,840
                  2002                                               889,840
                  2003                                               889,840
                  2004                                               889,840
                  2005 and thereafter                              5,576,331
                                                              --------------
                            Total minimum lease payments      $    9,743,204
                                                              ==============

In addition to the above mentioned lease, the Company has committed to additional leasehold improvements of approximately $2,000,000.

Employment agreements

The Company entered into employment agreements with each of its two Co-Chief Executive Officers. The agreements, which expire in 2004, provide for aggregate annual base salaries of $400,000 and annual bonuses to be determined by the Compensation Committee. In connection with the agreements, the Company issued 900,000 options to purchase common stock under the 1999 Plan.

The Company entered into an employment agreement with its Chief Operating Officer, which expires in 2004, that provides for a base salary of $150,000 and an annual bonus to be determined by the Compensation Committee. In connection with the agreement, the Company issued 372,281 shares of restricted stock which vests in differing amounts over a period of three years. In connection with the issuance of restricted stock, the Company recorded unearned compensation of $1,354,000 which is being charged to income as the shares vest.

In connection with the acquisition of Mercury Coast, the Company entered into employment agreements with each of the three former shareholders of Mercury Coast. Each agreement provides for an annual base salary of $150,000, a minimum bonus of $50,000 in 2000, and future bonuses to be determined by the Compensation Committee, and each agreement expires three years from the date of the acquisition. The agreements are automatically renewable on an annual basis unless the Company or the employee gives written notice. In connection with the employment agreements, the Company issued options to purchase 310,000 shares of common stock to each of the three individuals. The options have an exercise price of $6.00 per share, are exercisable for five years and vest over four years. In connection with the issuance of these options, the Company recorded unearned compensation in the aggregate amount of $23,715,000, which is being charged to earnings over the vesting period of the options.

Litigation

On April 21, 1999, Yoav Bitter commenced an action against Tower Hill. pursuant to the New York Business Corporation Law Section 1104-a, for, inter alia, judicial dissolution of Tower Hill and appointment of a receiver. On April 26, 1999, New York Supreme Court Justice Emily Jane Goodman, upon the application of Mr. Bitter, issued an Order to Show Cause through which Mr. Bitter sought, inter alia, reinstatement of his employment with Tower Hill. The Order to Show Cause contained a Temporary Restraining Order requiring Tower Hill to pay Mr. Bitter his salary pending hearing of Mr. Bitter's Order to Show Cause. On April 29, 1999, the parties executed a stipulation providing that Tower Hill would pay Mr. Bitter his salary through May 13, 1999, the return date of the Order to Show Cause. On May 13, 1999, the Court heard argument on Mr. Bitter's dissolution petition and Mr. Bitter's Order to Show Cause for reinstatement of his employment, continuation of his salary and appointment of a temporary receiver. The Court also heard Tower Hill's cross-motion to dismiss. On June 17, 1999, Justice Goodman denied the relief sought by Mr. Bitter, and granted Tower Hill's cross motion to dismiss the matter. On July 1, 1999, Tower Hill served Notice of Entry of Order. On July 26, 1999, Justice Goodman entered judgment

THCG. INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


dismissing Mr. Bitter's dissolution petition and awarded Tower Hill costs and disbursements in the amount of $200.00.

On August 3, 1999, Mr. Bitter filed a Notice of Appeal of the judgment of Justice Goodman with the New York State Supreme Court Appellate Division, First Department. Mr. Bitter filed his appellate brief on November 5, 1999, Tower Hill filed its brief in opposition on January 5, 2000, and Mr. Bitter filed a reply brief on January 13, 2000. The Appellate Division heard oral argument on the appeal on February 22, 2000. On March 14, 2000, the Appellate Division issued its decision and order unanimously affirming the dismissal of Mr. Bitter's application for judicial dissolution. On April 13, 2000, Mr. Bitter moved for reargument, modification, or clarification of, or in the alternative, for leave to appeal to the Court of Appeals, from the decision and order of the court entered on March 14, 2000. On April 24, 2000, Tower Hill opposed this motion. On May 25, 2000, the Appellate Division issued an order unanimously denying Mr. Bitter's April 13, 2000 motion.

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

By First Amended Complain dated November 22, 1999 and filed on November 23, 1999 (the "Miller Complaint"), the Company and its subsidiary, Inland Financial Corporation ("Inland"), and the former President of Inland, Henry Wozow, and his wife, Patricia Wozow, were sued in the Superior Court for the State of Washington for Spokane County in an action entitled Miller Capital Group, L.L.C. et al. v. Inland Financial Corporation, et al. (No. 99206566-7. The Company was named as successor to Walnut Financial Services, Inc. ("Walnut"), the corporate parent of Inland. The Miller Complaint generally alleges that Inland and Mr. Wozow fraudulently induced the plaintiffs to purchase participations in various transactions relating to Inland's factoring business and that funds obtained by Inland and/or Walnut in connection with those transactions were improperly diverted or converted. It is alleged that Walnut controlled Inland in general and with respect to the specific challenged transactions. Plaintiffs allege causes of action for breach of promissory notes, state securities law fraud and registration violations, common law misrepresentation and conversion. The Miller Complaint seeks unspecified injunctive relief, unspecified damages and an accounting. The plaintiffs have recently sought leave to amend the Miller Complaint to seek relief under the Washington Consumer Protection Act arising out of the same alleged facts.

On May 10, 2000, Mr. and Mrs. Wozow cross-claimed against Inland and the Company alleging that the Company controlled Inland, failed to provide financing to Inland as allegedly represented and interfered with Inland's operations to the detriment of Mr. Wozow's business expectations and his employment agreement with Inland. The cross-claim alleges misrepresentation, breach of contract, intentional interference with business expectancy and contractual relations, indemnification, quantum meruit and a fraudulent conveyance and seeks unspecified damages.

As a result of the involuntary bankruptcy petition referred to below, this action has been stayed with respect to Inland, although not the other defendants, including the Company and the Wozows. The litigation is in its early stages and discovery is on-going.

On May 9, 2000 Mr. Wozow and two other purported creditors filed an involuntary bankruptcy petition against Inland in the Bankruptcy Court for the Eastern District of Washington. (In re Inland Financial Corp. (No. 0003014W17).) Inland is contesting the petition and is evaluating possible claims against Mr. Wozow and others in connection with Mr. Wozow's actions during and after his period of employment with Inland.

THCG. INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


The Company is involved in other litigation in the normal course of its business, the outcome of which the Company does not believe will be material.

Net Capital Requirements

Tower Hill is subject to the SEC's Uniform Net Capital Rule 15c 3-1, which requires the maintenance of minimum regulatory net capital and that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed the greater of 15 to 1 or $100,000. At December 31, 1999, Tower Hill was in compliance with the net capital requirement.

10. Subsequent Event

On August 2, 2000, the Company issued 5,000 shares of its Series A Convertible Participating Preferred Stock (the "Preferred Stock") and a related Warrant (the "Warrant") in a private placement to Castle Creek Technology Partners LLC ("Castle Creek"). The gross proceeds of the offering were $5.0 million.

The Preferred Stock is convertible (subject to anti-dilution protections) into the Company's common stock, par value $0.01 per share, at a fixed conversion price of $5.039 per share at any time prior to December 29, 2000. Thereafter, the conversion price will be the lower of $5.039 per share or 90% of the prevailing market price of the common stock, provided that regardless of the market price for the common stock, a maximum of 2,529,568 shares of common stock are issuable upon conversion of the Preferred Stock. If the market price of the common stock is greater than 200% of the then fixed conversion price of the Preferred Stock for at least 10 consecutive days and if certain other conditions are met, the Company may cause the Preferred Stock to be automatically converted into common stock. Unless previously converted by the holder, the Preferred Stock automatically converts into common stock on August 2, 2003, and is subject to optional redemption by the Company at any time subject to the payment of premiums and the satisfaction of other conditions.

The Warrant has a four-year term and entitles the holder to purchase up to 396,899 shares of common stock at a fixed exercise price of $5.039 per share throughout the term of the Warrant (subject to antidilution protections). If the market price of the common stock is greater than 200% of the then fixed exercise price of the Warrant for at least 10 consecutive days and if certain other conditions are met, the Company may cause the Warrant to be automatically exercised for common stock.

Pursuant to a registration rights agreement, the Company has agreed to file a registration statement under the Securities Act of 1933, as amended, registering for resale by the holders thereof the common stock underlying the Preferred Stock and the Warrant within 20 business days of the closing and to use its best efforts to cause the registration statement to become effective as soon as practicable. The Company may be required to pay Castle Creek certain amounts as specified in the registration rights agreement if the registration statement is not declared effective within 90 days (120 days if the SEC reviews the filing) of August 2, 2000 and is not maintained effective.

On April 11, 2000, the Company announced the acquisition of certain businesses operated under the Giza Group ("Giza") name in Israel. This transaction is expected to close by the end of the third quarter 2000 and will be accounted for using the purchase method of accounting. The businesses acquired are the investment banking and equity research operations of Giza. Upon the closing of this transaction, the Company will issue 750,000 shares of common stock. The businesses will be run as THCG Giza Israel.

On February 7, 2000, the Company exchanged $5.0 million of its common stock for a 25% interest in Global Credit Services, Inc. ("Global Credit") and THCG Venture Partners I simultaneously invested in Global Credit. The Company will be accounting for its holdings in Global Credit using the equity method of accounting, whereby the Company will reflect it's proportional share of profits and losses.

THCG. INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


In February 2000, Class A warrants issued in a 1997 private placement were exercised. Common stock issued totaled 633,373 and proceeds from the exercise approximated $5.7 million dollars.

11.      Discontinued Operations

Two of the Company's subsidiaries, Pacific Financial and Inland, engage in the factoring business in the state of Washington. In the first quarter of 2000, the Company completed a strategic review and concluded that the factoring business is not consistent with the Company's current focus and corporate objectives. Accordingly, the Company is winding down the operations of these two subsidiaries and has accounted for them as discontinued operations.

The accompanying consolidated financial statements have been restated to report separately the assets, operating result and net cash flows of these discontinued operations.

                                                                      1999
                                                                  ------------
                Revenues                                          $    135,000
                Expenses                                               287,000
                                                                  ------------
                              Income (loss) before tax benefit        (152,000)
                Tax benefit                                             28,000
                                                                  ------------
                              Net income (loss)                   $   (124,000)
                                                                  ============

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The discussion in this report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Factors Affecting Our Future Performance" in Item 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1999 as well as those discussed in this section and elsewhere in this report.

Overview

         We are an Internet incubator company that provides venture funding, venture development and venture banking services to companies in which we acquire direct or indirect equity interests. We are penetrating new markets by developing our international operations and by expanding our global coverage of the Internet industry. Our partner companies include Internet-based businesses, established "brick and mortar" companies implementing an Internet-based strategy and advanced technology and service companies. By providing our partner companies with capital and a combination of enterprise-enhancing venture development and venture banking services, we believe that we help our partner companies focus on their core strengths, so that they may bring their product and services to market more rapidly.

         On November 1, 1999, WFS acquired Tower Hill. However, for financial statement purposes, Tower Hill acquired WFS and is the surviving entity. Tower Hill is the successor to Hambro America Securities, Inc., the former U.S. investment banking subsidiary of Hambros, plc, a British merchant banking firm. In March 1998, the investment banking operations of Hambros, plc were sold to Societe Generale, a French bank. On April 1, 1998, Joseph D. Mark and Adi Raviv, the principal executives of Hambro America Securities, Inc., acquired the company from Societe Generale. As part of our new business strategy, on December 29, 1999, we acquired Mercury Coast, which is engaged in the business of providing business incubation services, including strategic planning, operations and marketing consulting services, to Internet-based businesses.

         The financial statements contained in this annual report reflect the operations of Hambro America Securities for the year ended March 31, 1998 and the operations of Tower Hill for the nine months ended December 31, 1998.

         The financial statements for the year ended December 31, 1999 reflect the operations of Tower Hill for the full year then ended, the operations of WFS for the period between November 1, 1999 and December 31, 1999, and the operations of Mercury Coast for the period between December 29, 1999 and December 31, 1999.

         We decided to discontinue the accounts receivable factoring business in the first quarter of 2000 (see Note 11 of the Notes to Consolidated Financial Statements)

Twelve Months Ended December 31, 1999 as compared to the Nine Months Ended December 31, 1998

Revenues

         Revenues for the year ended December 31, 1999 increased to $7.6 million from $2.1 million for the nine months ended December 31, 1998. The increase in revenue was primarily due to a significant increase in revenue derived from the sales of our venture banking services and to the fact that the 1999 period reflects four quarters of revenue while the 1998 period reflects three quarters of revenue.

         Venture service fees for the year ended December 31, 1999 increased to $3.0 million from $2.1 million for the nine months ended December 31, 1998. The increase in these fees was primarily due to an increase in fees earned from providing our venture banking services.

         Realized and unrealized gain on investments consists of the venture partner and venture portfolio company securities that we acquired or that we received in exchange for services, as well as interest income. The gain on investments, net, was $4.6 million for the year ended December 31, 1999 compared to $20,000 for the nine months ended December 31, 1998. The increase in 1999 was due primarily to an increase in the value of our warrants to purchase stock of Interleaf, which we received for providing venture banking services, and to the $1.5 million increase in the value of our wholly owned subsidiary that is the general partner of Walnut Growth Limited

Partnership. This wholly owned subsidiary is generally entitled to 1% of the partnership's assets plus 20% of the net value of the partnership's assets after the limited partner's capital contribution of $6 million is returned to it. In addition to positions in other companies, Walnut Growth Limited Partnership owns 769,248 shares of webMethods, Inc., which completed its initial public offering in February 2000.

Expenses

         Selling, general and administrative expenses for the year ended December 31, 1999 increased to $4.2 million from $2.1 million for the nine months ended December 31, 1998. The increase in selling, general and administrative expenses was primarily due to the increase in compensation and related benefits to $2.0 million for the year ended December 31, 1999 from $1.3 million for the nine months ended December 31, 1998. Compensation expenses in selling, general and administrative expenses included bonuses to professionals related to the improved results from our venture banking services, as well as our hiring of additional employees to provide venture development services to our partner companies. In addition, the 1998 period reflects only three quarters of expenses, while the 1999 period reflects a full year of expenses. Professional and related fees for the year ended December 31, 1999 increased to $869,000 from $294,000 for the nine months ended December 31, 1998. The increase in professional and related fees was primarily related to the increased volume and complexity of client engagements in 1999.

         Occupancy and equipment rental expenses for the year ended December 31, 1999 increased to $470,000 from $212,000 for the nine months ended December 31, 1998. The increase in occupancy and equipment rental expenses was caused by an increase in our rental space. In addition, the 1998 total reflects only three quarters of rental expense, while the 1999 total reflects a full year of rental expense. It is anticipated that our occupancy costs will increase significantly from the end of the third quarter of this year as we move into new space. (see
Note 10 to Notes, to Consolidated Financial Statements)

         Equity-based compensation expenses for the year ended December 31, 1999 was $595,000. There were no equity-based compensation expenses for the nine months ended December 31, 1998. Equity-based compensation expenses consist of non-cash charges related to the amortization of unearned compensation associated with stock options granted at below fair market value and restricted stock grants. Amortization is over the vesting periods of the stock options and restricted stock, which vesting periods generally range from ninety days to five years.

         Amortization expenses for the year ended December 31, 1999 increased to $254,000 from zero for the nine months ended December 31, 1998. The increase in amortization expenses is primarily related to the amortization of goodwill from our merger with WFS on November 1, 1999 and the acquisition of Mercury Coast on December 29, 1999.

         Our provision for income taxes for income from continuing operations for the year ended December 31, 1999 increased to $1.1 million from $35,000 for the nine months ended December 31, 1998. This increase was primarily due to the increase in net income from continuing operations for 1999.

         We decided to discontinue the accounts receivable factoring business in the first quarter of 2000 (see Note 12 of the Notes to Consolidated Financial Statements). The assets, revenues and expenses of the factoring business have been reclassified in these financial statements as discontinued operations. The net loss from the discontinued operations for the year ended December 31, 1999 amounted to $124,000.

Nine Months Ended December 31, 1998 as compared to the Twelve Months Ended March 31, 1998

Revenues

         Revenues for the nine months ended December 31, 1998 increased to $2.1 million from $228,000 for the year ended March 31, 1998. The increase in revenue was primarily due to an increase in revenues derived from the sales of our venture banking services.

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

         Occupancy and equipment rental expenses for the nine months ended December 31, 1998 increased to $211,000 from $111,000 for the year ended March 31, 1998. The increase in occupancy and equipment rental expenses was caused by an increase in equipment rentals to support our professional staff and the need to increase expenses as an independent company, no longer part of Hambros or Societe Generale.

         Professional and related fees for the nine months ended December 31, 1998 increased to $294,000 from zero for the year ended March 31, 1998. The increase in professional and related fees was due to our need to retain additional outside professionals as an independent company.

         Our provision for income taxes for the nine months ended December 31, 1998 increased to $35,000 from zero for the year ended March 31, 1998. The increase in income tax was primarily due to an increase in income generated by our business in the last nine months of 1998.

Liquidity and Capital Resources

         Our business is capital intensive. In the future, we expect periodically to raise funds to acquire equity interests in and establish new partner companies, to support our operations and expand our venture development and venture banking services, and to support the operations and growth of our partner companies. Our future capital requirements will depend in large part on the number of partner companies in which we acquire equity interests and which we establish, the amounts of capital we provide to these companies and the timing of these payments. Our plans and the related capital requirements will be dependent on various factors, such as developments in our markets and the availability of acquisition and entrepreneurial opportunities. If we are successful in selling additional equity securities, our then existing stockholders may suffer significant dilution. However, we may not be able to obtain financing on acceptable terms, or at all, when we need it. If we require, but are unable to obtain, additional financing in the future on acceptable terms, or at all, we will not be able to continue our business strategy, respond to changing business or economic conditions, withstand adverse operating results or compete effectively, and our business, financial condition and operating results may be materially and adversely affected as a result.

         We funded operations primarily through private placements of our common stock on November 1, 1999 in connection with our merger with WFS. We raised $6.9 million from the sale of common stock in those private placements. Our principal sources of liquidity as of December 31, 1999 consisted of $2.7 million in marketable securities and $1.6 million in cash and cash equivalents.

         During 1999, net cash used in continuing operating activities was $1.9 million compared to $249,000 for the nine months ended December 31, 1998. The increase in cash used in operations in 1999 reflects the need for working capital required to fund expanding operations.

         Net cash used in investing activities of continuing operations for 1999 was $480,000 compared to $325,000 for the nine months ended December 31, 1998. The change was due mainly to our purchase of the minority interest in Universal Partners, L.P., which we acquired in the merger with WFS.

         Net cash provided by financing activities of continuing operations was $3.4 million for the year ended December 31, 1999. This consisted primarily of proceeds of $6.9 million received through the private placements of common stock on November 1, 1999 in connection with our merger with WFS. We intend to continue to raise capital to finance our strategy of building dominant partner companies and expanding our operations.

         In February, 2000, we called for redemption of our outstanding Class A Warrants (the "Warrants"), thereby causing the holders to exercise all of the Warrants for $9 per share of common stock. This resulted in proceeds to us of approximately $5.7 million. We issued 633,373 new shares of common stock upon exercise of the Warrants. We filed a registration statement with the SEC covering the resale of these shares for a period of 90 days. This period ended on August 7, 2000, and on August 8, 2000, we filed a post-effective amendment with the SEC to deregister any unsold shares of common stock.

         On April 11, 2000, we announced the acquisition of Giza. This transaction is expected to close by the end of the third quarter and will be accounted for using the purchase method of accounting. Cash advanced by us to Giza to fund Giza's current operations, which totaled $766,000 for the six months ended June 30, 2000, are being expensed as advanced. We expect that we may fund any increase in the expenses for Giza's current operations.

         On August 2, 2000, we issued 5,000 shares of its Preferred Stock and a related Warrant in a private placement to Castle Creek. The gross proceeds of the offering were $5.0 million (see Note 11 of the Notes to Consolidated Financial Statements).

         We have also committed approximately $2.5 million relating to the move of our new U.S. office location in the third quarter of 2000. The landlord will reimburse us for approximately $1.0 million in construction costs after certain criteria have been met.

         Certain of our venture partner companies have the right to require that we purchase additional equity interests in these companies in an aggregate amount of cash approximating $350,000.

New Accounting Pronouncements

         In December 1999, the SEC issued SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. In June 2000, the SEC issued SAB No. 101B to defer the effective date of the implementation of SAB No. 101 until the fourth quarter of fiscal 2000. Management is currently evaluating the impact of adopting this SAB, but does not believe that this SAB will have a material impact on its financial position or its results of operations.