Form 10-K/A
period 1999-12-31
THCG INC
filed 2000-11-14
CIK 942378

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------


                         AMENDMENT NO. 2 ON FORM 10-K/A
                                  TO FORM 10-K

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


                           Commission File No. 0-26072


                                   THCG, INC.
             (Exact Name of Registrant as Specified in Its Charter)


                     Delaware                                  87-0415597
           (State or Other Jurisdiction                      (I.R.S. Employer
         of Incorporation or Organization)                  Identification No.)
   512 Seventh Avenue, 17th Floor, New York, NY
      (Address of Principal Executive Office)                     10018
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

                                          Yes [X]     No [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                             ----------------------


The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant, based on the closing sale price of the Common Stock on November 10, 2000 as reported on the Nasdaq National Market, was $8,887,702. As of November 10, 2000, there were 13,335,317 shares of the registrant's Common Stock outstanding.

                      Documents Incorporated by Reference:


Parts I, II and IV of the registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

THCG, Inc.

Amendment No. 2 on Form 10-K/A to the Annual Report on Form 10-K for the Year Ended December 31, 1999

Explanatory Note

         On August 31, 2000, THCG, Inc. (the "Company") filed a Registration Statement on Form S-3 with the Securities and Exchange Commission (the "SEC"). The Registration Statement was filed to register common stock underlying the Series A Convertible Preferred Stock and a related warrant issued by the Company on August 2, 2000 in a private placement. In response to comments by the SEC staff after its review of the financial statements incorporated by reference in the Registration Statement, the Company, in consultation with Arthur Andersen LLP, the Company's independent public accountants, has determined to restate its financial statements for the fiscal year ended December 31, 1999. This Amendment No. 2 on Form 10-K/A includes these restated financial statements, together with the report thereon of Arthur Andersen LLP.

         The restatement relates solely to the values assigned to Walnut Financial Services, Inc. ("WFS") and Mercury Coast Inc. ("Mercury Coast") in connection with the Company's acquisition of these two companies on November 1, 1999 and December 29, 1999, respectively. Both acquisitions were accounted for, and continue in the restated financial statements to be accounted for, using the purchase method.

         Initially, the calculation of the equity consideration paid for each of these acquisitions was based upon the market price of the Company's common stock at the time the transaction closed. In the case of WFS, the calculation was based upon the average of the high and low sales prices of WFS common stock on November 1, 1999 ($3.625), resulting in equity consideration of $13,367,000. In the case of Mercury Coast, the calculation was based on the average price of the Company's common stock over the four days commencing two days prior to the close of the transaction on December 29, 1999 ($29.69 per share), resulting in equity consideration of $20,782,000.

         The Company has determined that the more appropriate valuation date is the date of the announcement of the transaction rather than the closing date. As a result, the equity consideration in the WFS transaction has been recalculated based on the closing price of WFS common stock on August 4, 1999 ($2.19), resulting in equity consideration of $8,593,000. The equity consideration in the Mercury Coast transaction has been recalculated based on the closing price of THCG common stock on December 8, 1999 ($18.25), resulting in equity consideration of $12,732,000.

         The effect of reducing the equity consideration paid for these acquisitions is that Goodwill and Other Intangible Assets on the Consolidated Balance Sheet as at December 31, 1999 has been reduced to $16,610,000 (net of amortization of $86,000) from $29,266,000 (net of amortization of $254,000) and Stockholders' Equity has been reduced to $32,109,000 from $44,765,000. Consequently, Amortization of Acquired Intangibles on the Consolidated Statement of Operations for the year ended December 31, 1999 has also been reduced to $86,000 from $254,000. Net Income for the year ended December 31, 1999 has been increased to $1,511,000 from $1,343,000; Basic Earnings Per Share has been increased to $0.30 from $0.27; and Diluted Earnings Per Share has been increased to $0.30 from $0.27.

         The Financial Statements, Notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations in this 10-K/A have been restated to reflect these changes.

         The items amended are as follows:
         Part I, Item 1             Business
         Part II, Item 6            Selected Financial Data
         Part II, Item 7            Management's Discussion and Analysis of
                                    Financial Condition and Results of
                                    Operations
         Part II, Item 8            Financial Statements and Supplementary Data
         Part IV, Item 14           Exhibits, Financial Statement Schedules and
                                    Reports on Form 8-K

                                     Part I

Item 1.  Business

         Item 1 is hereby amended by adding the following sentences to the end of the first paragraph under the heading "Overview":

         We receive fees in cash and securities, or a combination of the two, as compensation for our venture funding, venture development and venture banking services. In addition, our venture funding activities entitle us to management fees for funds that we actively manage. In 1999, we derived approximately 62% of our revenue from our venture funding and approximately 38% of our revenue from our venture banking services. We commenced providing venture development services in the last two months of 1999 and did not record any revenues from these services in that year.

                                     Part II

Item 6.  Selected Financial Data

         Our selected financial data for the four-year period ended December 31, 1999 is presented below. The information for these periods is derived from our audited financial statements as of and for the four periods then ended. The data for the periods ended March 31, 1998, December 31, 1998 and December 31, 1999 should be read in conjunction with the consolidated financial statements, the related notes and the other financial information included elsewhere in this Annual Report.

                                           Year ended      Year ended       Nine months ended     Year ended
                                            March 31,       March 31,          December 31,       December 31,
                                          1997 (1)(2)        1998 (2)            1998 (2)          1999 (3)
                                          ----------         --------           ---------          --------

Total revenues                              $ 197,000       $ 228,000        $   2,125,000      $   7,568,000
Net Income (loss) from continuing            (387,000)     (1,325,000)                   0          1,635,000
operations
Basic Income (loss) per share from              (0.10)          (0.36)                0.00               0.33
continuing operations

Total assets                                  322,000         397,000            1,548,000         35,702,000
Total liabilities and redeemable            $  94,000       $  52,000        $     291,000      $   3,593,000
    Preferred Stock

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

         See Management's Discussion and Analysis of Financial Condition and Results of Operations which appears on pages 25 to 28 of this Form 10-K/A.

Item 8.  Financial Statements and Supplementary Data

         The following consolidated Financial Statements of THCG, Inc. and its subsidiaries, together with the reports of the independent auditors thereon, are presented on pages 5 through 24 hereof as set forth below:

THCG, INC. AND SUBSIDIARIES                                                PAGE

Report of Arthur Andersen LLP                                                 5
     Independent Public Accountants.........................................

Report of Cohen & Schaeffer, P.C.                                             6
     Independent Public Accountants.........................................

Consolidated Balance Sheets - December 31, 1999 and 1998....................  7

Consolidated Statements of Operations - for the year
     ended December 31, 1999, the nine months ended
     December 31, 1998 and the year ended March 31, 1998....................  8

Consolidated Statements of Stockholders' Equity -
     for the year ended December 31, 1999, the nine months
     ended December 31, 1998 and the year ended March 31, 1998..............  9

Consolidated Statements of Cash Flows - for the year
     ended December 31, 1999, the nine months ended
     December 31, 1998 and the year ended March 31, 1998.................... 11

Notes to Consolidated Financial Statements................................12-24

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of THCG, Inc.:

We have audited the accompanying consolidated balance sheet of THCG, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statement of operations, changes in stockholders' equity and cash flows for the year then ended as revised - see Note 1. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of THCG, Inc. and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

New York, New York
November 10, 2000

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


Cohen & Schaeffer, P.C.

New York, New York
January 26, 1999


THCG, INC.  AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998

                                                                                                December 31,
                                       ASSETS                                                1999           1998
                                       ------                                                ----           ----
                                                                                           (Note 1)
Cash and cash equivalents                                                              $     1,592,000   $       610,000

Marketable securities                                                                        2,812,000                -

Nonmarketable securities, Partnership,                                                       7,104,000                -
    Limited Liability Company and other interests

Fees and other receivables                                                                     352,000           525,000

Prepaid expenses and other assets                                                              279,000            49,000

Loans receivable, related parties                                                              312,000           294,000

Furniture, fixtures and equipment, net                                                         104,000            70,000

Goodwill and other intangible assets, net of accumulated amortization of $86,000            16,610,000                -

Assets of discontinued operations                                                            6,537,000                -
                                                                                       ---------------   --------------
                 Total assets                                                          $    35,702,000   $     1,548,000
                                                                                       ===============   ===============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable, accrued expenses and other current liabilities                   $     1,933,000   $       256,000
    Loan payable                                                                               565,000                -
    Notes payable                                                                              600,000                -
    Deferred income taxes payable                                                              495,000            35,000
                                                                                       ---------------   ---------------
                 Total current liabilities                                                   3,593,000           291,000
                                                                                       ---------------   ---------------

COMMITMENTS AND CONTINGENCIES (SEE NOTE 10)

STOCKHOLDERS' EQUITY:
    Cumulative preferred stock - variable rate, $1.00 par value, 5,000,000 shares                   -          1,000,000
       authorized; 1,000,000 issued and outstanding in 1998
    Common stock, $.01 par value, 50,000,000 shares authorized; 11,751,113 and                 118,000            37,000
       3,722,815 issued and outstanding in 1999 and 1998, respectively
    Additional paid-in capital                                                              68,777,000        11,290,000
    Subscriptions receivable                                                                        -            (67,000)
    Deferred compensation                                                                  (27,294,000)               -
    Accumulated deficit                                                                     (9,492,000)      (11,003,000)
                                                                                       ---------------   ---------------
                 Total stockholders' equity                                                 32,109,000         1,257,000
                                                                                       ---------------   ---------------
                 Total liabilities and stockholders' equity                            $    35,702,000   $     1,548,000
                                                                                       ===============   ===============

The accompanying notes are an integral part of these consolidated balance sheets.


THCG, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 1999,
FOR THE NINE MONTHS ENDED DECEMBER 31, 1998
AND FOR THE YEAR ENDED MARCH 31, 1998

                                                                         Year Ended       Nine Months
                                                                         December 31,  Ended December     Year Ended
                                                                            1999          31, 1998      March 31, 1998
                                                                            ----          --------      --------------
                                                                          (Note 1)
REVENUES:
    Venture service fees                                               $   2,963,000      $  2,105,000   $      210,000
    Realized and unrealized gains on investments                           4,605,000            20,000           18,000
                                                                      --------------    --------------   --------------
                 Total revenues                                            7,568,000         2,125,000          228,000
                                                                      --------------    --------------   --------------

EXPENSES:
    Selling, general and administrative                                    4,170,000         2,090,000        1,553,000
    Equity-based compensation                                                595,000                -                -
    Amortization of acquired intangibles                                      86,000                -                -
                                                                      --------------    --------------   -------------
                 Total expenses                                            4,851,000         2,090,000        1,553,000
                                                                      --------------    --------------   --------------
                 Income (loss) from continuing operations                  2,717,000            35,000       (1,325,000)
                    before income taxes

                 Provision for income taxes                                1,082,000            35,000               -
                                                                      --------------    --------------   -------------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS                               1,635,000                -        (1,325,000)

                 Loss from discontinued operations                          (124,000)               -                -
                                                                      --------------    --------------   -------------
NET INCOME (LOSS)                                                      $   1,511,000      $         -    $   (1,325,000)
                                                                       =============      ============   ==============

BASIC EARNINGS PER SHARE:
    Basic income (loss) per share from continuing operations           $         .33      $         -    $         (.36)
    Basic loss per share from discontinued operations                           (.03)               -                -
                                                                      -------------     --------------   -------------
                 Basic income (loss) per share                         $         .30      $         -    $         (.36)
                                                                       ==============     ============   =============

SHARES USED IN CALCULATION                                                 4,916,000         3,723,000        3,723,000

DILUTED EARNINGS PER SHARE:
    Diluted income (loss) per share from continuing operations         $         .32      $         -    $         (.36)
    Diluted loss per share from discontinued operations                         (.02)               -                 -
                                                                      --------------    --------------   -------------
                 Diluted income (loss) per share                       $         .30      $         -    $         (.36)
                                                                       =============      ============   =============

SHARES USED IN CALCULATION                                                 5,010,000         3,723,000        3,723,000

The accompanying notes are an integral part of these consolidated statements.

THCG, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 1999, NINE MONTHS
ENDED DECEMBER 31, 1998 AND THE YEAR ENDED MARCH 31, 1998

                                                        Cumulative Preferred             Common Stock           Additional
                                                        Stock-Variable Rate

                                                      Number of                       Number of                     Paid-in
                                                       Shares         Amount           Shares       Amount          Capital
                                                      ---------       ------           ------       ------          -------

BALANCE, March 31, 1997                                 2,391,294    $  2,391,000       3,722,817   $     37,000   $    867,000

    Merger of Hambro America Securities, Inc.                --              --              --             --        6,707,000

    Reclass of preferred stock to additional           (2,391,294)     (2,391,000)           --             --        2,391,000
       paid-in capital

    Conversion of debt to equity                             --              --              --             --          346,000

    Issuance of preferred stock                         1,000,000       1,000,000            --             --             --

    Net loss                                                 --              --              --             --             --
                                                     ------------    ------------   ------------   ------------     -----------

Balance, March 31, 1998                                 1,000,000       1,000,000       3,722,817         37,000     10,311,000

    Capital contribution by Hambro America                   --              --              --             --          905,000
       Securities, Inc.

    Capital contributions by stockholders                    --              --              --             --           74,000
                                                     ------------    ------------   ------------   ------------     -----------

Balance, December 31, 1998                              1,000,000       1,000,000       3,722,817         37,000     11,290,000

    Recapitalization in connection with the Merger     (1,000,000)     (1,000,000)           --             --        1,000,000

    Issuance of restricted common stock to                   --              --           372,281          4,000      1,350,000
       employees

    Shares of common stock and assumption of                 --              --         3,411,510         35,000      8,558,000
       options and warrants representing purchase
       price in connection with the reverse
       acquisition, including finders fee of
       100,000 shares of common stock

    Proceeds from issuance of common stock and               --              --         2,600,000         26,000      5,174,000
       warrants in a private placement, including
       fees of 100,000 shares of common stock

    Proceeds from issuance of common stock in                --              --           932,500          9,000      1,856,000
       private placement

    Issuance of common stock in connection with              --              --           712,005          7,000     13,081,000
       acquisition, including finders fee of
       12,000 shares of common stock

    Cancellation of subscriptions receivable                 --              --              --             --          (67,000)

    Compensatory options issued to consultants               --              --              --             --           86,000

    Deferred compensation for stock options                  --              --              --             --       26,449,000
       issued to employees

    Amortization of deferred compensation                    --              --              --             --             --

    Net income                                               --              --              --             --             --
                                                     ------------    ------------   ------------   ------------     -----------

Balance, December 31, 1999                                   --      $       --        11,751,113   $    118,000   $ 68,777,000
                                                     ============    ============   ============   ============    ============



                                                     Deferred      Subscriptions     Accumulated
                                                    Compensation     Receivable        Deficit          Total
                                                    ------------   ------------        -------          -----

BALANCE, March 31, 1997                              $       --      $       --   $    (3,068,000) $      227,000

    Merger of Hambro America Securities, Inc.                --              --        (6,610,000)         97,000

    Reclass of preferred stock to additional                 --              --              --              --
       paid-in capital

    Conversion of debt to equity                             --              --              --           346,000

    Issuance of preferred stock                              --              --              --         1,000,000

    Net loss                                                 --              --        (1,325,000)     (1,325,000)
                                                     ------------    ------------    ------------    ------------

Balance, March 31, 1998                                      --              --       (11,003,000)        345,000

    Capital contribution by Hambro America                   --              --              --           905,000
       Securities, Inc.

    Capital contributions by stockholders                    --           (67,000)           --             7,000
                                                     ------------    ------------    ------------    ------------

Balance, December 31, 1998                                   --           (67,000)    (11,003,000)      1,257,000

    Recapitalization in connection with the Merger           --              --              --              --

    Issuance of restricted common stock to             (1,354,000)           --              --              --
       employees

    Shares of common stock and assumption of                 --              --              --         8,593,000
       options and warrants representing purchase
       price in connection with the reverse
       acquisition, including finders fee of
       100,000 shares of common stock

    Proceeds from issuance of common stock and               --              --              --         5,200,000
       warrants in a private placement, including
       fees of 100,000 shares of common stock

    Proceeds from issuance of common stock in                --              --              --         1,865,000
       private placement

    Issuance of common stock in connection with              --              --              --        13,088,000
       acquisition, including finders fee of
       12,000 shares of common stock

    Cancellation of subscriptions receivable                 --            67,000            --              --

    Compensatory options issued to consultants               --              --              --            86,000

    Deferred compensation for stock options           (26,449,000)           --              --              --
       issued to employees

    Amortization of deferred compensation                 509,000            --              --           509,000

    Net income                                               --              --         1,511,000       1,511,000
                                                     ------------    ------------    ------------    ------------

Balance, December 31, 1999                           $(27,294,000)   $       --        (9,492,000) $   32,109,000
                                                     ============    ============    ============    ============

The accompanying notes are an integral part of these consolidated statements.


THCG, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999, NINE MONTHS
ENDED DECEMBER 31, 1998 AND THE YEAR ENDED MARCH 31, 1998

                                                                                 Year Ended       Nine Months     Year Ended
                                                                                 December 31,       Ended         March 31,
                                                                                                  December 31,
                                                                                    1999             1998            1998
                                                                                    ----             ----            ----
                                                                                  (Note 1)
Cash flows from operating activities:
    Net income (loss)                                                             $  1,511,000      $    --        $(1,325,000)
    Adjustments to reconcile net income (loss) to net cash (used in)
       continuing operating activities-
          Loss from discontinued operations                                           (124,000)          --               --
          Depreciation and amortization                                                 70,000         15,000           13,000
          Provision for credit loss                                                     (9,000)        63,000
          Realized loss on securities owned                                               --             --             10,000
          Amortization of deferred compensation                                        509,000           --               --
          Equity-based compensation                                                     86,000           --               --
          Amortization of acquired intangibles                                          86,000           --               --
          Bad debt expense                                                             221,000           --               --
          Changes in-
              Due from broker                                                             --             --             49,000
              Fees and other receivables                                                81,000       (553,000)          10,000
              Loans receivable related parties                                         (61,000)          --               --
              Nonmarketable securities, Partnership, Limited Liability              (1,175,000)          --               --
                 Company and other interests
              Marketable securities                                                 (3,704,000)          --               --
              Prepaid expenses                                                        (229,000)       (13,000)          (9,000)
              Other assets                                                                --             --             53,000
              Accounts payable and accrued expenses                                    381,000        171,000         (203,000)
              Due to related party                                                      43,000         10,000             --
              Deferred Revenue                                                            --           23,000             --
              Deferred income taxes                                                    460,000         35,000             --
                                                                                  ------------   ------------     ------------
                 Net cash used in continuing operating activities                   (1,854,000)      (249,000)      (1,402,000)
                                                                                  ------------   ------------     ------------

Cash flows from investing activities:
    Purchase of furniture and equipment                                                 (3,000)       (18,000)          (6,000)
    Mercury Coast acquisition, net of acquired company's cash of $3,000               (278,000)          --               --
    WFS acquisition, net of acquired company's cash of $799,000                        334,000           --               --
    Purchase of minority interest                                                     (533,000)          --               --
    Increase in organizational costs                                                      --          (13,000)            --
    Net increase in loan to related party                                                 --          (78,000)            --
    Net increase in loan to stockholders                                                  --         (216,000)            --
                                                                                  ------------   ------------     ------------
                 Net cash used in investing activities of continuing                  (480,000)      (325,000)          (6,000)
                                                                                  ------------   ------------     ------------
                    operations

Cash flows from financing activities:
    Proceeds from the issuance of preferred stock                                         --             --          1,000,000
    Principal payments on line of credit                                              (132,000)          --               --
    Proceeds from sale of common stock, net of related costs                         6,865,000           --               --
    Principal payments on notes payable                                             (1,823,000)          --               --
    Principal payment on SBA loan                                                   (1,500,000)          --               --
    Loans from parent                                                                     --             --            469,000
    Capital contribution by Hambro America Securities, Inc.                               --          905,000             --
    Capital contribution by stockholders                                                  --            7,000             --
                                                                                  ------------   ------------     ------------

                 Net cash provided by financing activities of continuing             3,410,000        912,000        1,469,000
                    operations                                                    ------------   ------------     ------------

                 Net cash (used in) discontinued operations                            (94,000)          --               --
                                                                                  ------------   ------------     ------------
                 Net increase in cash and cash equivalents                             982,000        338,000           61,000

Cash and cash equivalents, beginning of period                                         610,000        272,000          211,000
                                                                                  ------------   ------------     ------------

Cash and cash equivalents, end of period                                          $  1,592,000   $    610,000     $    272,000
                                                                                  ============   ============     ============

Supplemental disclosure of cash flow information:
    Cash paid for-
    Interest                                                                      $     43,000   $       --       $    137,000
    Taxes                                                                               17,000           --               --

Supplemental disclosure of noncash investing and financing activities:
       Issuance of stock in connection with Mercury Coast acquisition               13,088,000           --               --
       Issuance of equity instruments in connection with WFS acquisition             8,593,000           --               --
       Deferred compensation to consultants and employees by issuance of            27,803,000           --               --
          options
       Cancellation of subscription receivable in connection with the Merger           (67,000)          --               --
       Retirement of preferred stock in connection with the recapitalization         1,000,000           --               --
       Issuance of stock as a finders fee in private placement                         200,000           --               --
       Conversion of loans from parent to equity                                          --             --            346,000

The accompanying notes are an integral part of these consolidated statements.

1.   Description of Business and Basis of Presentation

THCG, Inc. ("THCG" or the "Company") is an Internet incubator company that provides venture funding, venture development and venture banking services. The Company is penetrating new markets by developing its international operations and by expanding its global coverage of the Internet industry. The Company provides services to Internet-based businesses, established "brick and mortar" companies implementing an Internet-based strategy and advanced technology and service companies. By providing companies with capital and a combination of enterprise-enhancing venture development and venture banking services, the Company believes that it helps companies focus on their core strengths so that they may bring their products and services to market more rapidly.

The consolidated financial statements for the year ended December 31, 1999 included herein have been reclassified to reflect as discontinued operations the Company's two factoring subsidiaries (see Note 12). These statements have also been restated to reflect an adjustment in the purchase prices relating to two mergers (see below).

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

In connection with the Merger, the Company (i) issued 3,722,817 shares of common stock for all of the outstanding common stock of Tower Hill; (ii) entered into employment agreements with the two former shareholders of Tower Hill, who became the Co-Chief Executive Officers of the Company, and a former officer of Tower Hill, who became the Chief Operating Officer of the Company and who received 372,281 shares of restricted common stock (see Note 10 with respect to employment agreements); (iii) issued 2,500,000 shares of common stock and warrants to purchase an aggregate of 2,000,000 shares of common stock for aggregate proceeds of $5,000,000 to Greenwich Street Capital Partners II, L.P. ("GSCP") and certain of its affiliates in a private placement transaction; and,
(iv) issued 932,500 shares of common stock in two additional private placements, one to an outside investor group and one to an investor group consisting of former Tower Hill employees. In connection with the Merger, the outstanding preferred stock of Tower Hill was cancelled.

For financial accounting purposes, the acquisition was accounted for as a reverse merger, using the purchase method, by the Company with Tower Hill (as the accounting acquiror). After the transaction, the former shareholders of Tower Hill owned approximately 53% of the combined Company (prior to the issuance of the shares in the private placements described above), the management of Tower Hill became the management of the Company and a majority of the new Board of Directors of the combined company was nominated by Tower Hill. The purchase price for the Company consisted of 3,311,510 shares of common stock, representing the outstanding shares of common stock of WFS as of the date of acquisition and the assumption of all of the outstanding options and warrants of WFS. The Company issued 100,000 shares of common stock as a finders fee in connection with the Merger. The aggregate purchase price was $8,593,000, based on the closing price of $2.19 per share on the date the acquisition was announced and the fair value of the assumed warrants and options. In addition, the Company incurred closing costs of approximately $785,000. The Company recorded excess of cost over fair value of net assets acquired (Goodwill and other intangible assets) of $9,201,000 in connection with the Merger. The historical financial statements presented herein are the historical financial statements of Tower Hill adjusted for the capitalization of WFS. Tower Hill's accumulated deficit is carried over in the accompanying consolidated financial statements.

Revised Financial Statement

Initially, the calculation of the equity consideration paid for the acquisitions of WFS and Mercury Coast Inc. ("Mercury Coast") were based upon market prices of common stock at the time the transactions closed.

In the case of WFS, the calculation was based on the average of the high and low sales prices of WFS common stock on November 1, 1999 ($3.625), resulting in equity consideration of $13,367,000. In the case of Mercury Coast, the calculation was based on the average price of the Company's common stock over the four days commencing two days prior to the closing of the transaction on December 29, 1999 ($29.69 per share), resulting in equity consideration of $20,782,000.

The Company has determined that the more appropriate valuation date is the date of the announcement of the transaction rather than the closing date. As a result, the equity consideration in the WFS transaction has been recalculated based on the closing price of WFS common stock on August 4, 1999 ($2.19), resulting in equity consideration of $8,593,000. The equity consideration in the Mercury Coast transaction has been recalculated based on the closing price of THCG common stock on December 8, 1999 ($18.25), resulting in equity consideration of $12,732,000.

The effect of changing the values of these transactions is that Goodwill and Other Intangible Assets on the Consolidated Balance Sheet as at December 31, 1999 has been reduced to $16,610,000 (net of amortization of $86,000) from $29,266,000 (net of amortization of $254,000) and Stockholders' Equity has been reduced to $32,109,000 from $44,765,000. Consequently, Amortization of Acquired Intangibles on the Consolidated Statement of Operations for the year ended December 31, 1999 has also been reduced to $86,000 from $254,000. Net Income for the year ended December 31, 1999 has been increased to $1,511,000 from $1,343,000; Basic Earnings Per Share has been increased to $0.30 from $0.27; and Diluted Earnings Per Share has been increased to $0.30 from $0.27.

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

2.   Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries, Mercury Coast and Tower Hill and its wholly owned subsidiaries, THCG LLC and THCG Ventures LLC. THCG Ventures LLC is a management company for two related venture capital companies, THCG Venture Partners I LLC and THCG Partners LLC. THCG Ventures LLC has a 0.45% member's interest in THCG Partners LLC. THCG Partners LLC and THCG LLC have a 15.1% and a 9.9% membership interest, respectively, in THCG Venture Partners I LLC. All significant intercompany accounts and transactions are eliminated in consolidation. Pacific Financial Services Corp. ("Pacific Financial") and Inland Financial Corporation ("Inland") are wholly owned subsidiaries of the Company whose operations have been discontinued (see Note 12). Certain prior year amounts have been reclassified to conform with the current year's presentation.

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

Nonmarketable Securities, Partnership, Limited Liability Company and Other Interests

Nonmarketable securities held by Tower Hill, a broker-dealer, are valued at fair value. Other nonmarketable securities are valued at the lower of cost or fair value.

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

Intangibles

Goodwill and other intangibles, which represent the excess of purchase price over fair value of net assets acquired, are currently amortized on a straight-line basis over a period of five years. The amortization period will be evaluated by management on a continuing basis, and will be adjusted if the useful lives of the related intangible assets are impaired. The Company engaged an independent valuation expert to determine the fair value of the intangibles acquired and their useful life. Management will adjust the amortization period based on the results of the valuation.

The Company's operational policy for the assessment and measurement of any impairment in the value of the intangible assets acquired that is other than temporary is to evaluate the recoverability and remaining life of the intangible assets and to determine whether the intangible assets should be completely or partially written-off or the amortization period accelerated. The Company will recognize impairment in the value of the intangible assets if the undiscounted estimated future operating cash flows of the relevant assets acquired are determined to be less than their carrying amount. If the Company determines that impairment has occurred, the measurement of the impairment will be equal to the excess of the carrying amount of the intangible assets over the amount of the discounted estimated operating cash flows.

Revenue Recognition

The Company recognizes venture service fees as services are performed.

Income Taxes

The Company accounts for income taxes under the guidelines of SFAS No. 109, "Accounting for Income Taxes." Accordingly, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets or liabilities of a change in tax rates is recognized in the period in which the tax change occurs. Valuation allowances are established, when necessary, to reduce deferred tax asset amounts expected to be realized.

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

Fair Value of Financial Instruments

The fair value of cash and cash equivalents, marketable securities, fee and other receivables, loans receivable, and loans, notes and accounts payable approximate book value.

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

In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." The

Statement defers for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was issued in June 1998 and establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. Management believes that the implementation of SFAS No. 133 will not have a material impact on the Company's results of operations.

3.  Acquisitions

Walnut Financial Services, Inc.

As described in Note 1, the Company acquired WFS on November 1, 1999 in a transaction accounted for as a reverse acquisition under the purchase method of accounting. The aggregate purchase price, including acquisition costs, exceeded the fair value of WFS' assets by $9,201,000. The Company has allocated approximately $5,300,000 to the factoring companies and the balance to excess of cost over fair value of net assets acquired and is being amortized using the straight-line method over five years. The results of operations of WFS have been included in the accompanying consolidated statements of operations from the date of acquisition.

Mercury Coast Inc.

On December 29, 1999, the Company acquired 100% of the outstanding stock of Mercury Coast for 700,005 shares of its common stock and issued 12,000 shares of common stock as a finders fee. In connection with this transaction, the Company entered into employment agreements with the three former shareholders of Mercury Coast (see Note 10). The aggregate purchase price, including acquisition costs, exceeded the fair value of the net assets acquired by $12,804,000. This amount has been allocated to excess of cost over fair value of net assets acquired and is being amortized using the straight-line method over five years. The acquisition was accounted for as a purchase and accordingly, the results of operations have been included in the accompanying consolidated statements of operations from the date of acquisition.

Assets acquired and liabilities assumed and the consideration paid is summarized as follows:

                                                    Mercury Coast        WFS
                                                    -------------        ---

    Cash                                           $       3,000    $    14,000
    Investment and receivables                           460,000      5,640,000
    Factoring company receivables                             -       1,477,000
    Other assets                                          66,000        192,000
                                                   -------------    -----------
                     Total assets                        529,000      7,323,000
                                                   -------------    -----------

    Assumption of liabilities                            245,000      7,146,000
    Net assets acquired                                  284,000        177,000
    Closing costs                                        356,000        785,000
    Fair value of common stock, and warrants          12,732,000      8,593,000
        and options assumed
    Excess of cost over fair value                    12,804,000      9,201,000

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

                                                     1999              1998
                                                          (Unaudited)

                  Revenues                    $    9,216,000    $    5,046,000
                  Net loss                        (6,750,000)       (1,867,000)

                  EPS:
                      Basic and diluted             (.79)              (.26)

4. Marketable Securities, Nonmarketable Securities, Partnership, Limited Liability Company and Other Interests.

The Company classifies marketable securities as trading securities. As of December 31, 1999, the market value of marketable securities was approximately $2,800,000 and the unrealized gain recorded in respect of these securities amounted to approximately $1,200,000.

Included in partnership interests is a 1% direct holding in an investment partnership in which the Company also has a 20% participation in net gains.

For the year ended December 31, 1999, the Company has recorded approximately $3,300,000 of unrealized gains representing the appreciation of nonmarketable securities and its share in the gain of the partnership interest through that date.

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

6.  Stockholders' Equity

Common Stock and Warrant Transactions

In connection with the acquisition of Mercury Coast, the Company issued 700,005 shares of common stock in exchange for all of the outstanding stock of Mercury Coast. The Company issued 12,000 shares of common stock as a finders fee in connection with this transaction. The shares were valued at $18.25 based on the share price on the date of the announcement of the transaction.

In connection with the Merger, the Company:

o Issued 3,722,817 shares of common stock for all of the outstanding shares of Tower Hill. The Company also issued 387,684 options and 633,373 warrants to former option and warrant holders of WFS and issued 100,000 shares of common stock as a finders fee in connection with the Merger. The total consideration paid, including transaction costs, aggregated $9,378,000.

o Issued 2,500,000 shares of common stock and warrants to purchase an aggregate of 2,000,000 shares of common stock to GSCP and several of its affiliates for gross proceeds of $5,000,000. 1,000,000 warrants are exercisable at $5.44 per share and 1,000,000 warrants are exercisable at $7.25 per share, and all of the warrants expire in November 2002. The Company issued 100,000 shares of common stock as a finders fee in connection with the private placement. The shares were valued at $200,000 based on the $2.00 price per share in the private placement.

o Issued 932,500 shares of common stock, in the aggregate, in two private placements: one to an outside investor group and one to an investor group consisting of former employees of Tower Hill, for aggregate proceeds of $1,865,000.

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

The options under the 1999 Plan generally vest over a period of one to four years. In addition, in connection with the Mercury Coast acquisition, the Company issued an aggregate of 930,000 options to three individuals pursuant to their employment agreements (see Note 10). The options vest over a four year period and are exercisable at $6.00 per share, which was less than the quoted market price on the date of grant. The Company recorded an aggregate of $26,449,000 of deferred compensation which will be charged to operations over the vesting periods of the options issued.

The following table summarizes information about options outstanding at December 31, 1999:

                                            Options Outstanding
                                                        Weighted Average       Number of
             Exercise                               Remaining Contractual       Options
             Price                 Number of              Years               Exercisable
             -----                 ---------              -----               -----------
            $  3.625               2,332,500 (1)           4.83                 1,907,499
               6.000                 930,000               5.00                         -
              10.000                 455,700               4.83                         -
              10.800                  23,350               4.00                    23,350
              11.020                  14,334               4.00                    14,334
                                   ---------                                    ---------
                                   3,755,884                                    1,945,183
                                   =========                                    =========

(1) Includes 850,000 options granted to individuals in connection with the Merger.

The Company accounts for all plans under APB Opinion No. 25. Had compensation cost for stock option grants been determined in accordance with SFAS No. 123, the Company's net income and EPS would have been reduced as follows:

                                                     Year Ended
                                                  December 31, 1999
                                                  -----------------
           Net income:
               As reported                          $   1,511,000
               Less Proforma adjustment                 1,245,000
                                                    -------------
               Proforma                             $     266,000
                                                    =============
           Basic and Diluted EPS:
               As reported                          $0.33
               Proforma                             $0.05

Under SFAS No. 123, the fair value of each option is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions used for the options granted as of December 31, 1999: (1) expected life of options of 1 to 3 years, (2) dividend yield of 0%, (3) expected volatility of 70%, and (4) risk-free interest rate of 6%.

In connection with the Merger, the Company assumed the NFS Services, Inc. (Utah) 1994 Incentive Stock Option Plan, which was amended and restated and approved by the Company's stockholders in December 1997 (as amended, the "1994 Plan"). The 1994 Plan is administered by a stock incentive plan administrative committee appointed by the Company's Board of Directors (the "1994 Plan Committee"). The 1994 Plan Committee had the authority, subject to approval by the Company's Board of Directors, the terms of the 1994 Plan and the Investment Company Act, to select the persons to whom awards could be granted, to determine the terms of each award, to interpret the provisions of the 1994 Plan and to make all other determinations that it may have deemed necessary or advisable for the administration of the 1994 Plan. The 1994 Plan provided for the grant of incentive stock options, nonstatutory options, and restricted stock and SARs, as determined in each individual case by the 1994 Plan Committee. The Company's Board of Directors had reserved 1,000,000 shares of common stock for issuance under the 1994 Plan. No further awards will be granted under the 1994 Plan. At December 31, 1999, the Company had options outstanding under the 1994 Plan as follows:


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

In connection with the Merger, the Company assumed the Walnut Capital Corporation 1987 Stock Option Plan (as amended, the "1987 Plan"). The 1987 Plan is administered by a stock option plan administrative committee appointed by the Board of Directors (the "1987 Plan Committee"). The 1987 Plan Committee had the authority, subject to approval by the Company's Board of Directors and the terms of the 1987 Plan, to select the persons to whom awards could be granted, to determine the terms of each award, to interpret the provisions of the 1987 Plan and to make all other determinations that it may have deemed necessary or advisable for the administration of the 1987 Plan. The 1987 Plan provided for the grant of incentive stock options or nonstatutory options, as determined in each individual case by the 1987 Plan Committee. There were 806,930 shares of common stock reserved for issuance under the 1987 Plan. Awards of nonstatutory options to purchase 23,350 shares of common stock all of which expire in 2004, had been granted pursuant to the 1987 Plan. The exercise price of the options outstanding pursuant to the 1987 Plan is $10.80 per share of common stock. The average exercise price of options outstanding under the 1987 Plan is $10.80. No further awards will be granted under the 1987 Plan.

8.  Income Taxes

The significant components of the Company's deferred income tax assets and liabilities as of December 31, 1999 and 1998 are as follows:

                                                                            1999             1998
                                                                            ----             ----
     Deferred income tax assets:
         Net operating losses                                           $      702,000   $    148,000
         Unrealized losses                                                     355,000             -
         Preacquisition unrealized losses                                    1,079,000             -
         Preacquisition net operating losses                                 2,270,000             -
                                                                        --------------   -----------
                                                                             4,406,000        148,000
     Deferred income tax liability:
         Option compensation                                                  (321,000)            -
         Unrealized gain                                                    (1,231,000)            -
         Valuation allowance                                                (3,349,000)      (148,000)
                                                                        --------------   ------------
                      Net deferred income tax liability                 $     (495,000)  $         -
                                                                        ==============   ===========

The valuation allowance represents the unutilized tax benefit of the preacquisition net operating losses and unrealized losses of WFS.

The significant components of the provision for income taxes from continuing operations for the year ended December 31, 1999, the nine months ended December
31, 1998 and the year ended March 31, 1998 are as follows:

                                                                         Year Ended       Nine Months      Year Ended
                                                                        December 31,         Ended          March 31,
                                                                            1999          December 31,        1998
                                                                                              1998
    Current:
        Federal                                                         $          -       $   12,000        $      -
        State                                                                      -           23,000               -
                                                                      ---------------   -------------     -----------
                     Total current taxes                                           -           35,000               -
                                                                      ---------------   -------------     -----------

    Deferred:
        Federal, including utilization of net operating losses
          credited to excess of cost over fair value of net
          assets acquired                                                     991,000              -                -
        State                                                                 228,000              -                -
        Change in valuation allowance                                        (137,000)             -                -
                                                                      ---------------   -------------     -----------
                     Total deferred taxes                                   1,082,000              -                -
                                                                      ---------------   -------------     -----------
                     Provision for income taxes                         $   1,082,000      $   35,000        $      -
                                                                        =============      ==========        ========

The difference between the statutory federal income tax rate on the Company's income from continuing operations before income taxes and the Company's effective income tax rate for the year ended December 31, 1999, the nine months ended December 31, 1998, and the year ended March 31, 1998 are summarized as follows:

                                                                     Year Ended      Nine Months Ended     Year Ended
                                                                 December 31, 1999   December 31, 1998   March 31, 1998
                                                                 -----------------   -----------------   --------------

    Statutory federal income tax rate                            34.0%                       34.0%            34.0%
    State income tax, net of federal benefit                      8.0                        66.0
    Nondeductible amortization of intangibles                     3.2                          -                 -
    Reduction in valuation allowance                             (4.3)                         -                 -
    Net operating losses (unutilized)                            (1.1)                         -             (34.0)
                                                                 -----                      -----            -----
                     Effective income tax rate                   39.8%                      100.0%               - %
                                                                 ====                       =====            ======

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

9.  Related Party Transactions

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

10.  Commitments and Contingencies

Operating Leases

The Company has entered into a non-cancelable operating lease for office space for a period of 10 years commencing on September 1, 2000. This lease provides for minimum annual lease payments and additional operating expense charges.

The future minimum lease payments required under the above mentioned operating lease for the years ended December 31, are as follows:

                  Year
                  2000                                        $      607,613
                  2001                                               889,840
                  2002                                               889,840
                  2003                                               889,840
                  2004                                               889,840
                  2005 and thereafter                              5,576,331
                                                              --------------
                            Total minimum lease payments      $    9,743,304
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

The Company entered into an employment agreement with its Chief Operating Officer, which expires in 2004, that provides for a base salary of $150,000 and an annual bonus to be determined by the Compensation Committee. In connection with the agreement, the Company issued 372,281 shares of restricted stock which vest in differing amounts over a period of three years. In connection with the issuance of restricted stock, the Company recorded unearned compensation of $1,354,000 which is being charged to income as the shares vest.

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

Litigation

On April 21, 1999, Yoav Bitter commenced an action against Tower Hill pursuant to the New York Business Corporation Law Section 1104-a, for, inter alia, judicial dissolution of Tower Hill and appointment of a receiver. On April 26, 1999, New York Supreme Court Justice Emily Jane Goodman, upon the application of Mr. Bitter, issued an Order to Show Cause through which Mr. Bitter sought, inter alia, reinstatement of his employment with Tower Hill. The Order to Show Cause contained a Temporary Restraining Order requiring Tower Hill to pay Mr. Bitter his salary pending hearing of Mr. Bitter's Order to Show Cause. On April 29, 1999, the parties executed a stipulation providing that Tower Hill would pay Mr. Bitter his salary through May 13, 1999, the return date of the Order to Show Cause. On May 13, 1999, the Court heard argument on Mr. Bitter's dissolution petition and Mr. Bitter's Order to Show Cause for reinstatement of his employment, continuation of his salary and appointment of a temporary receiver. The Court also heard Tower Hill's cross-motion to dismiss. On June 17, 1999, Justice Goodman denied the relief sought by Mr. Bitter, and granted Tower Hill's cross motion to dismiss the matter. On July 1, 1999, Tower Hill served Notice of Entry of Order. On July 26, 1999, Justice Goodman entered judgment dismissing Mr. Bitter's dissolution petition and awarded Tower Hill costs and disbursements in the amount of $200.00.

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

On July 6, 2000, Mr. Bitter filed a motion with the Court of Appeals requesting leave to appeal to that court. On October 12, 2000, the Court of Appeals denied Mr. Bitter's motion.

In addition, on June 18, 1999, Tower Hill initiated an NASD arbitration against Mr. Bitter for reimbursement of unauthorized expenses and return of company property. Mr. Bitter filed a counterclaim against Tower Hill on September 9, 1999, in which he denied liability for Tower Hill's claims and also alleged that the company was liable to him for $158,000 for severance pay, an unpaid bonus, and certain tuition expenses. On September 17, 1999, Tower Hill filed an answer to the counterclaim, denying all the substantive allegations. The NASD appointed a three-person arbitration panel. The arbitrators held pre-hearing conferences on July 20, 2000 and September 7, 2000. In August 2000, Tower Hill dropped its claim for return of company property after Mr. Bitter returned the property that was the subject of the claim. In October 2000, Tower Hill dropped its claim for unauthorized expenses. On October 4, 2000, Mr. Bitter purported to file additional counterclaims that would raise his alleged claim for damages to in excess of $498,500, but the arbitrators ruled that they would not consider the additional counterclaims. The arbitrators conducted a hearing concerning the counterclaims on October 24-25, 2000; an additional hearing day will be scheduled at some point in the future.

By First Amended Complaint dated November 22, 1999 and filed on November 23, 1999 (the "Miller Complaint"), the Company, Inland and the former President of Inland, Henry Wozow, and his wife, Patricia Wozow, were sued in the Superior Court for the State of Washington for Spokane County in an action entitled Miller Capital Group, L.L.C. et al. v. Inland Financial Corporation, et al. (No. 99206566-7. The Company was named as successor to WFS, the corporate parent of Inland. The Miller Complaint generally alleges that Inland and Mr. Wozow fraudulently induced the plaintiffs to purchase participations in various transactions relating to Inland's factoring business and that funds obtained by Inland and/or WFS in connection with those transactions were improperly diverted or converted. It is alleged that WFS controlled Inland in general and with respect to the specific challenged transactions. Plaintiffs allege causes of action for breach of promissory notes, state securities law fraud and registration violations, common law misrepresentation and conversion. The Miller Complaint seeks unspecified injunctive relief, unspecified damages and an accounting. The plaintiffs have recently sought leave to amend the Miller Complaint to seek relief under the Washington Consumer Protection Act arising out of the same alleged facts.

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

On May 9, 2000, Mr. Wozow and two other purported creditors filed an involuntary bankruptcy petition against Inland in the Bankruptcy Court for the Eastern District of Washington. (In re Inland Financial Corp. (No. 0003014W17).) Inland contested the petition and hearings were held before the Court in October and November 2000. The Court has not yet issued a decision. The Company and Inland are evaluating possible claims against Mr. Wozow and others in connection with Mr. Wozow's actions during and after his period of employment with Inland.

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

11. Subsequent EventS

On October 23, 2000, THCG announced a plan to repurchase up to 500,000 shares of its stock from time-to-time in open market transactions at prevailing market prices. As of November 8, 2000, THCG had repurchased 52,100 shares at a cost of approximately $102,000.

On September 30, 2000, THCG negotiated the termination of Walnut Growth Partners, L.P. ("WGP"). THCG owns 100% of the general partner of WGP. The general partner owned 1% of WGP and managed WGP's assets, for which services it was entitled to management fees and additional compensation in the form of a carried interest equal to 20% of the profits of WGP after the limited partner's capital was returned.

As a result of the termination of WGP, THCG received 133,932 shares of webMethods, Inc. and WGP's positions in private companies. THCG is settling the compensation due to a former employee. This compensation will approximate 10% of the positions received by THCG in the termination of WGP.

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

A premium is payable quarterly on the Preferred Stock on the last business day of each calendar quarter in an amount equal to 10% per annum of the stated value of the Preferred Stock. ($5.0 million). The premium is payable in cash until the Company's registration statement described below is declared effective and thereafter, if the conditions described in the certificate of designations are satisfied, the premium is payable, at the Company's election, in cash, in additional shares of common stock (valued at a price per share equal to the market price, as defined in the certificate of designations, of the common stock on the date the premium is paid) or in additional shares of Preferred Stock valued at its stated value.

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

Pursuant to a registration rights agreement, the Company filed a registration statement under the Securities Act of 1933, as amended, registering for resale by the holders thereof the common stock underlying the Preferred Stock and the Warrant. The Company must use its best efforts to cause the registration statement to become effective as soon as practicable. The registration statement has not yet been declared effective. The Company may be required to pay Castle Creek certain amounts as specified in the registration rights agreement if the registration statement is not declared effective within 120 days of August 2, 2000 and is not maintained effective.

On April 11, 2000, THCG announced the acquisition of approximately $300,000 of assets of certain businesses operated under the Giza Group ("Giza") name in Israel. Zinook Ltd. ("Zinook") is the entity's new name. The transaction closed on September 1, 2000 and is being accounted for using the purchase method of accounting. The businesses acquired are the investment banking and equity research operations of Giza. THCG issued 750,000 shares of common stock in connection with the acquisition.

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

12. Discontinued Operations

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

                                                             1999
                                                             ----

                Revenues                                 $    135,000
                Expenses                                      287,000
                                                         ------------
                Loss before tax benefit                      (152,000)
                Tax benefit                                    28,000
                                                         ------------
                Net loss                                 $   (124,000)
                                                         ============

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The discussion in this report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Factors Affecting Our Future Performance" in Item 1 of our Annual Report on Form 10-K for December 31, 1999 as well as those discussed in this section and elsewhere in this report.

Overview

         We are an Internet incubator company that provides venture funding, venture development and venture banking services. We are penetrating new markets by developing our international operations and by expanding our global coverage of the Internet industry. We provide services to Internet-based businesses, established "brick and mortar" companies implementing an Internet-based strategy and advanced technology and service companies. By providing our partner companies with capital and a combination of enterprise-enhancing venture development and venture banking services, we believe that we help our partner companies focus on their core strengths so that they may bring their products and services to market more rapidly.

         On November 1, 1999, WFS acquired Tower Hill. However, for financial statement purposes, Tower Hill acquired WFS and is the surviving entity. Tower Hill is the successor to Hambro America Securities, Inc., the former U.S. investment banking subsidiary of Hambros, plc, a British merchant banking firm. In March 1998, the investment banking operations of Hambros, plc were sold to Societe Generale, a French bank. On April 1, 1998, Joseph D. Mark and Adi Raviv, the principal executives of Hambro America Securities, Inc., acquired the company from Societe Generale. As part of our new business strategy, on December 29, 1999, we acquired Mercury Coast, which is engaged in the business of providing business development services, including strategic planning, operations and marketing consulting services, to Internet-based businesses.

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

Twelve Months Ended December 31, 1999 as compared to the Nine Months Ended December 31, 1998

Revenues

         Revenues for the year ended December 31, 1999 increased to $7.6 million from $2.1 million for the nine months ended December 31, 1998. The increase in revenue was primarily due to a significant increase in revenues derived from the sales of our venture banking services and to the fact that the 1999 period reflects four quarters of revenue while the 1998 period reflects three quarters of revenue.

         Venture service fees for the year ended December 31, 1999 increased to $3.0 million from $2.1 million for the nine months ended December 31, 1998. The increase in these fees was primarily due to an increase in fees earned from providing our venture banking services.

         Realized and unrealized gain on investments consists of the venture partner and venture portfolio company securities that we acquired or that we received in exchange for services, as well as interest income. The gain on investments, net, was $4.6 million for the year ended December 31, 1999 compared to $20,000 for the nine months ended December 31, 1998. The increase in 1999 was due primarily to the $1.5 million increase in the value of our warrants to purchase stock of Interleaf, Inc., which we received for providing venture banking services, and to the $1.5 million increase in the value of our wholly owned subsidiary that is the general partner of Walnut Growth Limited Partnership. This wholly owned subsidiary is generally entitled to 1% of the partnership's assets plus 20% of the net value of the partnership's assets after the limited partner's capital contribution of $6 million is returned to it. In addition to positions in other companies, Walnut Growth Limited Partnership owns 769,248 shares of webMethods, Inc., which completed its initial public offering in February 2000.

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

         Occupancy and equipment rental expenses for the year ended December 31, 1999 increased to $470,000 from $212,000 for the nine months ended December 31, 1998. The increase in occupancy and equipment rental expenses was caused by an increase in our rental space. In addition, the 1998 total reflects only three quarters of rental expense, while the 1999 total reflects a full year of rental expense. It is anticipated that our occupancy costs will increase significantly from the end of the third quarter of 2000 as we move into new space (see Note 10 to of the Notes to Consolidated Financial Statements).

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

         Amortization expenses for the year ended December 31, 1999 increased to $86,000 from zero for the nine months ended December 31, 1998. The increase in amortization expenses is primarily related to the amortization of goodwill from our merger with WFS on November 1, 1999 and the acquisition of Mercury Coast on December 29, 1999.

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

         We funded operations primarily through private placements of our common stock on November 1, 1999 in connection with our merger with WFS. We raised $6.9 million from the sale of common stock in those private placements. Our principal sources of liquidity as of December 31, 1999 consisted of $2.8 million in marketable securities and $1.6 million in cash and cash equivalents.

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

         In February, 2000, we called for the redemption of our outstanding Class A Warrants (the "Class A Warrants"), thereby causing the holders to exercise all of the Class A Warrants for $9 per share of common stock.

This resulted in proceeds to us of approximately $5.7 million. We issued 633,373 new shares of common stock upon exercise of the Class A Warrants. We filed a registration statement with the SEC covering the resale of these shares for a period of 90 days. This period ended on August 7, 2000, and on August 8, 2000, we filed a post-effective amendment with the SEC to deregister any unsold shares of common stock.

         On April 11, 2000, THCG announced the acquisition of approximately $300,000 of assets of certain businesses operated under the Giza Group ("Giza") name in Israel. Zinook Ltd. ("Zinook") is the entity's new name. The transaction closed on September 1, 2000 and is being accounted for using the purchase method of accounting. The businesses acquired are the investment banking and equity research operations of Giza. THCG issued 750,000 shares of common stock in connection with the acquisition. Cash advanced by us to Giza to fund Giza's current operations, which totaled $766,000 for the six months ended June 30, 2000, are being expensed as advanced. We expect that we may fund any increase in the expenses for Giza's current operations.

         On August 2, 2000, we issued 5,000 shares of our Preferred Stock and a related Warrant in a private placement to Castle Creek. The gross proceeds of the offering were $5.0 million (see Note 11 of the Notes to Consolidated Financial Statements).

         We also committed approximately $2.5 million relating to the move of our new U.S. office location in the third quarter of 2000. The landlord has reimbursed us for approximately $490,000 and will reimburse us for an additional $510,000 in construction costs after certain criteria have been met.

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

                                     PART IV


Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (c)    Exhibits

         The following exhibit replaces the previously filed Exhibit No. 27.1 in its entirety:

         Exhibit No.            Description
         -----------            -----------
         23.1                   Consent of Arthur Andersen LLP
         23.2                   Consent of Cohen & Schaeffer, P.C.
         27.1                   Financial Data Schedule.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on November 14, 2000.

                                          THCG, INC.

                                          By:   /s/ Adi Raviv
                                              ---------------------------------
                                          Name:   Adi Raviv
                                          Title:  Co-Chairman of the Board of
                                                  Directors and Chief Financial
                                                  Officer

                                  EXHIBIT LIST

Exhibit No.               Description
-----------               -----------
23.1                      Consent of Arthur Andersen LLP
23.2                      Consent of Cohen & Schaeffer, P.C.
27.1                      Financial Data Schedule.