Form 10-Q
period 2000-09-30
THCG INC
filed 2000-11-14
CIK 942378

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                           ---------------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended              September 30, 2000
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________________ to ___________________

                           Commission File No. 0-26072

                                   THCG, INC.
             (Exact Name of Registrant as Specified in Its Charter)


                Delaware                                        87-0415597
      (State or Other Jurisdiction                           (I.R.S. Employer
    of Incorporation or Organization)                       Identification No.)

   512 Seventh Avenue, 17th Floor, New York, NY                    10018
      (Address of Principal Executive Office)                    (Zip Code)

       Registrant's telephone number, including area code: (212) 223-0440

         Indicate by check |X| whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  |X|        No____
                                             --------

         As  of  November  10,  2000,  there  were  13,335,317   shares  of  the
registrant's Common Stock outstanding.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements                                           Page

            Consolidated Statements of Financial Condition -
            as of September 30, 2000(unaudited) and December 31, 1999........ 2

            Consolidated Statements of Operations - for the nine
            months and the three months ended September 30, 2000
            (unaudited) and September 30, 1999 (unaudited)................... 3

            Consolidated Statement of Changes in Stockholders'
            Equity - for the nine months ended September 30, 2000
            (unaudited) ..................................................... 4

            Consolidated Statements of Cash Flows - for the nine
            months ended September 30, 2000 (unaudited) and
            September 30, 1999  (unaudited).................................. 5

            Notes to Consolidated Financial Statements (unaudited)........... 6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................. 8

Item 3.     Quantitative and Qualitative Disclosures About Market Risk...... 12


PART II. OTHER INFORMATION

Item 1.     Legal Proceedings............................................... 13

Item 2.     Changes in Securities and Use of Proceeds....................... 13

Item 6.     Exhibits and Reports on Form 8-K................................ 14

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  The following Consolidated Financial Statements of THCG, Inc. and its subsidiaries are presented on pages 2 through 6 hereof as set forth below:


Consolidated Statements of Financial Condition - as of
  September 30, 2000 (unaudited) and December 31, 1999....................... 2

Consolidated Statements of Operations - for the nine
  months and the three months ended September 30, 2000
  (unaudited) and September 30, 1999 (unaudited)............................. 3

Consolidated Statements of Changes in Stockholders' Equity -
  for the nine months ended September 30, 2000 (unaudited) .................. 4

Consolidated Statements of Cash Flows - for the nine
  months ended  September 30, 2000 (unaudited) and
  September 30, 1999  (unaudited)............................................ 5

Notes to Consolidated Financial Statements (unaudited)....................... 6


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per share data)
                                                                                   September 30,         December 31,
                                                                                       2000                  1999
                                                                                    (unaudited)           (audited)
                                                                                  ---------------      ---------------
                                                                                     (Note 1)              (Note 1)
ASSETS
     Cash and cash equivalents                                                           $4,635             $1,592
     Marketable securities                                                               14,763              2,812
     Nonmarketable securities, partnership, limited liability company
     and other interests (See Note 2)                                                    10,032              7,104
     Ownership interest in company accounted for on the equity method (See
     Note 4)                                                                              4,281               ----

     Fees and other receivables, net of allowance                                         2,737                352
     Prepaid expenses and other assets                                                      637                279

     Loans receivable, related parties                                                      415                312

     Furniture, fixtures and equipment - net                                              1,743                104
     Goodwill and other intangible assets, net of
         accumulated amortization                                                        22,425             16,610
     Assets of discontinued operations (See Note 3)                                        ----              6,537
                                                                                 ---------------     --------------
         Total Assets                                                                   $61,668            $35,702
                                                                                 ===============     ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Accounts payable, accrued expenses and other current liabilities                    $5,200             $1,933
     Loan  payable                                                                         ----                565
     Notes payable                                                                         ----                600
     Deferred income taxes payable                                                         ----                495
                                                                                 ---------------     --------------
          Total Liabilities                                                               5,200              3,593
                                                                                 ---------------     --------------
Stockholders' Equity:
     Cumulative preferred stock - variable rate, $1,000 par value, 5,000
     shares issued and outstanding at September 30, 2000                                  5,000               ----
Common stock, $.01 par value, 50,000,000 shares authorized; 13,404,169 and
     11,751,113 issued and outstanding at September 30, 2000 and December
     31,1999, respectively                                                                  134                118
Additional paid-in capital                                                               89,060             68,777
Deferred compensation                                                                   (21,337)           (27,294)

Accumulated deficit                                                                     (16,389)            (9,492)
                                                                                 ---------------     --------------
     Total Stockholders' Equity                                                          56,468             32,109
                                                                                 ---------------     --------------
     Total Liabilities and Stockholders' Equity                                         $61,668            $35,702
                                                                                 ===============     ==============

See Notes to Consolidated Financial Statements


CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

                                                                    Nine Months Ended              Three Months Ended
                                                               ----------------------------    ----------------------------
                                                              September 30,   September 30,    September 30,   September 30,
                                                                   2000           1999             2000            1999
                                                               (unaudited)    (unaudited)      (unaudited)      (unaudited)
                                                               -------------  -------------    ------------- --------------
Revenues
Venture service fees                                                 $5,788         $2,250           $2,469           $312
Realized and unrealized gain (loss) in investments, net, and
  interest income                                                    13,885             28              698             10
                                                               -------------  -------------    ------------- --------------
     Total Revenues                                                  19,673          2,278            3,167            322

Expenses
Selling, general and administrative                                  10,970          2,506            4,285            960
Equity-based compensation                                             7,144          -----            2,144          -----
Amortization of acquired intangibles                                  2,776          -----              994          -----
                                                               -------------  -------------    ------------- --------------
     Total Expenses                                                  20,890          2,506            7,423            960

Income (loss) from continuing operations                             (1,217)          (228)          (4,256)          (638)
Provision for income taxes (tax benefit)                                (97)         -----            -----          -----
                                                               -------------  -------------    ------------- --------------

Income (loss) before discontinued operations and equity in
  losses of company accounted for on the equity method               (1,120)          (228)          (4,256)          (638)
Equity in losses of company accounted for on the equity
  method                                                               (745)         -----             (253)         -----
                                                               -------------  -------------    ------------- --------------

Net income (loss) before discontinued operations                     (1,865)          (228)          (4,509)          (638)
Net (loss) from discontinued operations                              (4,951)         -----            -----          -----
                                                               -------------  -------------    ------------- --------------

Net income (loss)                                                    (6,816)          (228)          (4,509)          (638)
Dividend on preferred stock                                              81          -----               81          -----
                                                               -------------  -------------    ------------- --------------
Net income (loss) available for common stock                        ($6,897)         ($228)         ($4,590)         ($638)
                                                               =============  =============    ============= ==============

Basic and Diluted Earnings Per Share
Basic income (loss) per share from continuing operations             ($0.16)        ($0.06)          ($0.36)        ($0.17)
Basic (loss) per share from discontinued operations                   (0.39)         -----            -----          -----
                                                               -------------  -------------    ------------- --------------
Basic income (loss) per share                                        ($0.55)        ($0.06)          ($0.36)        ($0.17)
                                                               =============  =============    ============= ==============

Basic weighted average common shares outstanding                 12,543,681      3,723,000       12,890,039      3,723,000
                                                               =============  =============    ============= ==============
Diluted weighted average common shares outstanding               12,543,681      3,723,000       12,890,039      3,723,000
                                                               =============  =============    ============= ==============

See Notes to Consolidated Financial Statements


CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except share data)

                                      Preferred Stock           Common Stock       Additional
                                   Number of                Number of               Paid-in     Deferred    Accumulated
                                    Shares       Amount      Shares       Amount    Capital   Compensation    Deficit      Total
                                   ------------------------------------------------------------------------------------------------

Balance, December 31, 1999                   0         $0    11,751,113       $118    $68,777    ($27,294)       ($9,492)  $32,109

Proceeds from exercise of warrants
  for common stock                                              633,373          6      5,694                               $5,700

Issuance of preferred stock and
  related closing cost                   5,000     $5,000                               (311)                               $4,689

Proceeds from exercise of options
  for common stock                                                7,500          1         26                                  $27

Issuance of common stock in
  connection with investments                                 1,012,183          9     13,687                              $13,696

Deferred compensation for stock
  options issued to employees

Amortization of deferred                                                                1,187      (1,187)                      $0
   compensation                                                                                     7,144                   $7,144
Net loss                                                                                                          (6,816)  ($6,816)
Dividend on preferred stock                                                                                          (81)     ($81)
                                   ------------------------------------------------------------------------------------------------
Balance, September 30, 2000              5,000     $5,000    13,404,169       $134    $89,060    ($21,337)      ($16,389)  $56,468
                                   ================================================================================================

See Notes to Consolidated Financial Statements


CONSOLIDATED STATEMENTS OF CASH FLOWS  (in thousands)
                                                                          For the Nine Months Ended
                                                                    ------------------------------------
                                                                     September 30,         September 30,
                                                                          2000                 1999
                                                                      (unaudited)           (unaudited)
                                                                    ---------------       -------------
Cash flows from operating activities:
Net loss                                                                 ($6,816)             ($228)

Adjustment  to  reconcile  net  income  (loss)  to net
  cash  used in  continuing operating activities:
Loss from discontinued operations                                          4,951                ---
Equity in losses of company accounted for on the equity method               745                ---
Net change in unrealized appreciation of investments                     (13,352)               ---
Gain on sale of marketable securities                                        (23)               ---
Equity-based compensation                                                  7,144                ---
Depreciation and amortization                                                 69                 14
Amortization of intangible assets                                          2,776                ---
Bad debt expense                                                             250                165
Deferred income tax provision                                               (495)               ---

Changes in operating assets and liabilities:
Fees and other receivables                                                (2,635)               310
Prepaid expenses and other assets                                           (358)                 5
Loans receivable, related parties                                           (103)               (72)
Accounts payable, accrued expenses
  and other current liabilities                                            2,414               (242)
                                                                    -------------      -------------
Net cash used in operating activities                                     (5,433)               (48)
                                                                    -------------      -------------

Cash flows from investing activities:
Proceeds from sale of marketable securities                                3,678                ---
Investments in partnerships, limited liability companies and
other interests                                                           (3,428)               (90)
Purchase of furniture and equipment                                       (1,708)               (32)
                                                                    -------------      -------------
Net cash used by investing activities                                     (1,458)              (122)
                                                                    -------------      -------------

Cash flows from financing activities:
Proceeds from the exercise of warrants for common stock                    5,700                ---
Proceeds from the exercise of options for common stock                        27                ---
Proceeds from issuance of preferred stock                                  5,000                ---
Principal payment on loan payable                                           (565)               ---
Dividend payment on preferred stock                                          (81)               ---
Repayment of subscription receivable                                         ---                 67
                                                                    -------------      -------------
Net cash provided by financing activities                                 10,081                 67
                                                                    -------------      -------------
Net cash used in discontinued operations                                    (147)                ---
                                                                    -------------      -------------

Net increase (decrease) in cash and cash equivalents                       3,043               (103)
Cash and cash equivalents - January 1,                                     1,592                610
                                                                    -------------      -------------

Cash and cash equivalents - September 30,                                 $4,635               $507
                                                                    =============      =============
Supplemental disclosure of cash flow information:
Cash paid:
Interest                                                                     $27                ---
Taxes                                                                         $4                $48

Supplemental disclosure of noncash investing and financing
  activities:
Issuance of stock in connection with investment in Global Credit
  Services, Inc.                                                          $5,025                ---
Issuance of stock in connection with Zinook Ltd. acquisition              $8,671                ---
Retirement of preferred stock in connection with the
recapitalization                                                             ---             $1,000

See Notes to Consolidated Financial Statements

                                   THCG, Inc.
                   Notes to CONSOLIDATED financial statements
                               September 30, 2000

Note 1 - BASIS OF PRESENTATION

         The accompanying consolidated financial statements as of September 30, 2000 are unaudited; however, in the opinion of the management of THCG, Inc., a Delaware corporation ("THCG"), such statements include all adjustments (consisting of normal recurring accruals) necessary to present a fair statement of the information presented therein. The balance sheet at December 31, 1999 was derived from the audited financial statements at such date.

         Pursuant to accounting requirements of the Securities and Exchange Commission (the "SEC") applicable to Quarterly Reports on Form 10-Q, the accompanying financial statements and these Notes do not include all disclosures required by generally accepted accounting principles for audited financial statements. Accordingly, these statements should be read in conjunction with THCG's audited financial statements included in Amendment No. 2 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

         On April 11, 2000, THCG announced the acquisition of approximately $300 thousand of assets of certain businesses operated under the Giza Group ("Giza") name in Israel. Zinook Ltd. ("Zinook") is the entity's new name. The transaction closed on September 1, 2000 and is being accounted for using the purchase method of accounting. The businesses acquired are the investment banking and equity research operations of Giza. THCG issued 750,000 shares of common stock in connection with the acquisition.

Note 2 - PARTNERSHIP, LIMITED LIABILITY COMPANY AND OTHER INTERESTS

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

         As a result of the termination of WGP, THCG received 133,932 shares of webMethods, Inc. ("webMethods") and WGP's positions in private companies. THCG is currently settling the compensation due to a former employee. This compensation will approximate 10% of the positions received by THCG in the liquidation of WGP.

         On February 11, 2000, webMethods, Inc., a company in the WGP portfolio, issued stock to the public at $35.00 per share. The price of webMethods' stock has been extremely volatile. On March 31, 2000, the stock price of webMethods was $241.38 per share. The price of webMethods' stock declined to as low as $44.50 per share on April 17, 2000. On September 29, 2000, the price of webMethods' stock was $115.125 per share.

         Venture I made an additional investment in an existing partner company of $500 thousand during the three months ended September 30, 2000. As of September 30, 2000, THCG's interest in its venture partner companies owned by Venture I and THCG Partners LLC aggregated $1.9 million.

Note 3 - DISCONTINUED OPERATIONS

         As disclosed in Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, two of THCG's subsidiaries, Pacific Financial and Inland Financial, engaged in the factoring business in the state of Washington. THCG completed a strategic review in the first quarter and concluded that the factoring business was not consistent with THCG's focus and corporate objectives. Accordingly, THCG is winding down the operations of these two subsidiaries and has accounted for these businesses as discontinued operations.

NOTE 4 - OWNERSHIP INTEREST IN COMPANY ACCOUNTED FOR ON THE EQUITY METHOD

         On February 7, 2000, THCG exchanged $5.0 million of its common stock for a 25% interest in Global Credit Services, Inc. ("Global Credit") and Venture I simultaneously invested in Global Credit. THCG is accounting for its holdings in Global Credit using the equity method.

         THCG has preliminarily identified certain intangible assets totaling approximately $5.1 million which are being amortized over a seven year period. Amortization expense of $470 thousand is included in "Equity in losses of company accounted for on the equity method" in the accompanying Consolidated Statements of Operations.

NOTE 5 - PREFERRED STOCK

         On August 2, 2000, THCG issued 5,000 shares of its Series A Convertible Participating Preferred Stock (the "Preferred Stock") and a related Warrant (the "Warrant") in a private placement to Castle Creek Technology Partners LLC ("Castle Creek"), a private investment fund focused primarily on the technology sector. The gross proceeds of the offering were $5.0 million.

         The Preferred Stock is convertible (subject to anti-dilution protections) into THCG common stock, par value $0.01 per share (the "Common Stock"), at a fixed conversion price of $5.039 per share at any time prior to December 29, 2000. Thereafter, the conversion price will be the lower of $5.039 per share and 90% of the prevailing market price of the Common Stock, provided that regardless of the market price for the Common Stock, a maximum of 2,529,568 shares of Common Stock are issuable upon conversion of the Preferred Stock. If the market price of the Common Stock is greater than 200% of the then fixed conversion price of the Preferred Stock for at least 10 consecutive days and if certain other conditions are met, THCG may cause the Preferred Stock to be automatically converted into Common Stock. Unless previously converted by the holder, the Preferred Stock automatically converts into Common Stock on August 2, 2003, and is subject to optional redemption by THCG at any time subject to the payment of premiums and the satisfaction of other conditions.

         A premium is payable quarterly on the Preferred Stock on the last business day of each calendar quarter in an amount equal to 10% per annum of the stated value of the Preferred Stock ($5.0 million). The premium is payable in cash until THCG's registration statement described below is declared effective and thereafter, if the conditions described in the certificate of designations are satisfied, the premium is payable, at THCG's election, in cash, in additional shares of common stock (valued at a price per share equal to the market price, as defined in the certificate of designations, of the common stock on the date the premium is paid) or in additional shares of Preferred Stock valued at its stated value.

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

         Pursuant to a registration rights agreement, THCG filed a registration statement under the Securities Act of 1933, as amended, registering for resale by the holders thereof the Common Stock underlying the Preferred Stock and the Warrant. THCG must use its best efforts to cause the registration statement to become effective as soon as practicable. The registration statement has not yet been declared effective. THCG may be required to pay Castle Creek certain amounts as specified in the registration rights agreement if the registration statement is not declared effective within 120 days of August 2, 2000 and is not maintained effective.

NOTE 6 - SUBSEQUENT EVENTS

         On October 23, 2000, THCG announced a plan to repurchase up to 500,000 shares of its stock from time-to-time in open market transactions at prevailing market prices. As of November 8, 2000, THCG had repurchased 52,100 shares at a cost of approximately $102 thousand.


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

Overview

         Based in New York City, we are an international merchant banking firm actively engaged in building and supporting our global portfolio of industry leading technology companies. We help our partner companies succeed through an integrated matrix of financial, business and technology development services consisting of Venture Funding, Venture Banking and Venture Development ("V3 Services"'). Within the technology sector, our V3 service offerings are targeted in key segments, including Internet-enabling technologies, broadband, wireless, telecommunications and telecom infrastructure, among others. Zinook Ltd.
("Zinook") serves as one of our global technology "Centers of Excellence," sourcing, screening and developing promising early-stage technology companies.

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

         As part of our new business strategy, on December 29, 1999, we acquired Mercury Coast, Inc. ("Mercury Coast") a corporation engaged in the business of providing business acceleration services, including strategic planning, operations and marketing consulting services, to Internet-based businesses. In addition, we acquired Giza as described in Note 1 of the Notes to Consolidated Financial Statements.

         The financial statements contained in this Report reflect the operations of THCG for the nine months and the three months ended September 30, 2000 and the operations of Tower Hill Securities for the nine months and three months ended September 30, 1999.

Nine Months Ended September 30, 2000 as compared to the Nine Months Ended September 30, 1999

         Revenues

         Revenues for the nine months ended September 30, 2000 increased to $19.7 million from $2.3 million for the nine months ended September 30, 1999. The increase in revenues was primarily due to significant appreciation of our venture partner and venture portfolio company securities and an increase in the number of engagements and fee-based services of our venture banking and venture development activities.

         Venture service fees for the nine months ended September 30, 2000 increased to $5.8 million from $2.3 million for the nine months ended September 30, 1999. The increase in these fees was primarily due to an increase in the number of engagements and the fees earned from providing our venture banking and venture development activities.

         Realized and unrealized gain (loss) in securities, net, and interest income consist of the net increases (decreases) in the value of the venture partner and venture portfolio company securities that we acquired or that we received in exchange for services, as well as interest income. The gain in securities, net, increased to $13.9 million for the nine months ended September 30, 2000. The increase was due primarily to the $13.7 million increase in the value of our wholly owned subsidiary that is the general partner of WGP (see
Note 2 of the Notes to Consolidated Financial Statements).

         Expenses

         Selling, general and administrative expenses for the nine months ended September 30, 2000 increased to $11.0 million from $2.5 million for the nine months ended September 30, 1999. The increase was primarily due to increases in the number of employees, their compensation and related benefits, and professional fees. Compensation and related benefits expense increased to $3.4 million for the nine months ended September 30, 2000 from $933 thousand for the nine months ended September 30, 1999. Compensation expenses included bonuses to professionals related to the improved results from our venture banking services, as well as additional employees we hired to provide venture development and venture banking services to our venture partner companies on a fee-for-service basis. Professional fees for the nine months ended September 30, 2000 increased to $2.3 million from $735 thousand for the nine months ended September 30, 1999. The increase in professional fees results from fees paid to legal and accounting professional services firms for services in connection with the preparation and filing of documents with the SEC and for professional fees related to our provision of venture funding services, which services Tower Hill Securities did not provide during the nine months ended September 30, 1999. Consulting costs related to venture development income were $1.3 million for the nine months ended September 30, 2000. Tower Hill Securities did not provide venture development services during the comparable period in 1999. Foreign affiliated company expenses, which began in April 2000 and are related to the acquisition of Zinook, amounted to $1.6 million for the nine months ended September 30, 2000 (see Note 1 of the Notes to Consolidated Financial Statements).

         Equity-based compensation expenses for the nine months ended September 30, 2000 were $7.1 million. There were no equity-based compensation expenses for the nine months ended September 30, 1999. Equity-based compensation expenses consist of non-cash charges related to the amortization of unearned compensation associated with stock options granted at below fair market value and restricted stock grants. Amortization is over the vesting periods of the stock options and restricted stock, which vesting periods generally range from ninety days to five years.

         Amortization of acquired intangibles for the nine months ended September 30, 2000 increased by $2.8 million (including the $468 thousand of amortization associated with Global Credit --see Note 4 of the Notes to Consolidated Financial Statements). The increase in amortization expenses is primarily related to the amortization of goodwill from our merger with Walnut Financial Services on November 1, 1999, the acquisition of Mercury Coast on December 29, 1999, the acquisition of an interest in Global Credit on February 7, 2000 and to a lesser extent the acquisition of Zinook on September 1, 2000.

         Our deferred income tax benefits amounted to $97 thousand as a result of loss from continuing operations and $398 thousand was the result of a loss from discontinued operations for the nine months ended September 30, 2000. There were no provisions for income taxes or tax benefits for the nine months ended September 30, 1999.

         We decided to discontinue the accounts receivable factoring business in the first quarter (see Note 3 of the Notes to Consolidated Financial Statements). We incurred a loss in the nine months ended September 30, 2000 from discontinued operations of $5.3 million ($5.0 million after-tax).

Three Months Ended September 30, 2000 as compared to the Three Months Ended September 30, 1999

         Revenues

         Revenues for the three months ended September 30, 2000 increased to $3.2 million from $322 thousand for the three months ended September 30, 1999. The increase in revenues was primarily due to an increase in the number of engagements and fee-based services of our venture development and our venture banking activities and a continued appreciation of our venture partner and venture portfolio company securities.

         Venture service fees for the three months ended September 30, 2000 increased to $2.5 million from $312 thousand for the three months ended September 30, 1999. The increase in these fees was primarily due to an increase in fees earned from providing our venture development services, which services we did not provide in the three months ended September 30, 1999.

         Realized and unrealized gain (loss) in securities, net, and interest income consist of the net increases (decreases) in the value of the venture partner and venture portfolio company securities that we acquired or that we received in exchange for services, as well as interest income. The gain in securities, net, increased to $698 thousand for the three months ended September 30, 2000 from $10 thousand for the three months ended September 30, 1999. The increase was due primarily to the increase in the value of our wholly owned broker-dealer subsidiary, Tower Hill Securities.

         Expenses

         Selling, general and administrative expenses for the three months ended September 30, 2000 increased to $4.3 million from $960 thousand for the three months ended September 30, 1999. The increase was primarily due to increases in the number of employees, their compensation and related benefits, and professional fees. Compensation and related benefits expense increased to $1.6 million for the three months ended September 30, 2000 from $304 thousand for the three months ended September 30, 1999. Compensation expenses included additional employees we hired to provide venture development and venture banking services to our venture partner companies on a fee-for-service basis. Professional fees for the three months ended September 30, 2000 increased to $564 thousand from $288 thousand for the three months ended September 30, 1999. The increase in professional fees primarily related an increase in the fees paid to legal and accounting professional services firms for services in connection with the preparation and filing of documents with the SEC and for professional fees related to our provision of venture funding services, which services Tower Hill Securities did not provide during the three months ended September 30, 1999. Foreign affiliated company expenses, which began in April 2000 and are related to the acquisition of Zinook, amounted to $834 thousand for the three months ended September 30, 2000 (see Note 1 of the Notes to Consolidated Financial Statements).

         Equity-based compensation expenses for the three months ended September 30, 2000 were $2.1 million. There were no equity-based compensation expenses for the three months ended September 30, 1999. Equity-based compensation expenses consist of non-cash charges related to the amortization of unearned compensation associated with stock options granted at below fair market value and restricted stock grants. Amortization is over the vesting periods of the stock options and restricted stock, which vesting periods generally range from ninety days to five years.

         Amortization of acquired intangibles for the three months ended September 30, 2000 increased by $944 thousand (including $182 thousand of amortization associated with Global Credit -- see Note 4 of the Notes to Consolidated Financial Statements). The increase in amortization expenses is primarily related to the amortization of goodwill from our merger with Walnut Financial Services on November 1, 1999, the acquisition of Mercury Coast on December 29, 1999 and the acquisition of an interest in Global Credit on February 7, 2000 and to a lesser extent the acquisition of Zinook on September 1, 2000.

         There were no provisions for income taxes or tax benefits for the three months ended September 30, 2000 and September 30, 1999.

Liquidity and Capital Resources

         Our business is capital intensive. In the future, we expect periodically to raise funds to acquire equity interests in and establish new partner companies, to support our operations and expand our venture development and venture banking services, and to support the operations and growth of our partner companies. Our future capital requirements will depend in large part on the number of partner companies in which we acquire equity interests and which we establish, the amounts of capital we provide to these companies and the timing of these payments. Our plans and the related capital requirements will be dependent on various factors, such as developments in our markets, and the availability of acquisition and entrepreneurial opportunities. If we are successful in selling additional equity securities, our then existing stockholders may suffer significant dilution. However, we may not be able to obtain financing on acceptable terms, or at all, when we need it. If we require, but are unable to obtain, additional financing in the future on acceptable terms, or at all, we will not be able to continue our business strategy, respond to changing business or economic conditions, withstand adverse operating results or compete effectively, and our business, financial condition and operating results may be materially and adversely affected as a result.

         In February 2000, we called for the redemption of our outstanding Class A Warrants (the "Warrants"), thereby causing the holders to exercise all of the Warrants for $9 per share of common stock. This resulted in proceeds to us of approximately $5.7 million. We issued 633,373 new shares of common stock upon exercise of the Warrants. We filed a registration statement with the SEC covering the resale of these shares for a period of 90 days. This period ended on August 7, 2000, and on August 8, 2000, we filed a post-effective amendment with the SEC to deregister any unsold shares of common stock.

         On April 11, 2000, THCG announced the acquisition of approximately $300 thousand in assets of certain businesses operated under the Giza Group ("Giza") name in Israel. Zinook is the entity's new name. The transaction closed on September 1, 2000 and is being accounted for using the purchase method of accounting. Cash advanced by THCG to Zinook to fund Zinook's current operations, which totaled $1.3 million for the nine months ended September 30, 2000, are being expensed in the consolidation. We expect that we may fund any increase in the expenses for Zinook's current operations.

         On August 2, 2000, THCG issued 5,000 shares of series A preferred stock and a related warrant in a private placement to Castle Creek. The gross proceeds of the offering were $5.0 million (see Note 5 of the Notes to Consolidated Financial Statements).

         During the nine months ended September 30, 2000, cash used in operating activities was $5.4 million compared to $48 thousand used in the six months ended September 30, 1999.

         Cash used in investing activities was $1.4 million for the nine months ended September 30, 2000 compared to $122 thousand used in the six months ended September 30, 1999.


         Cash provided by financing activities was $10.1 million for the nine months ended September 30, 2000 compared to $67 thousand provided in the nine months ended September 30, 1999. This consisted primarily of $5.7 million of proceeds from the exercise of the Warrants in March 2000 and the sale of the Preferred Stock and the Warrant in August 2000. We intend to continue to raise capital to finance our strategy of building dominant venture partner companies and investing in our operating business.

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

         Historically, THCG has had very low exposure to changes in foreign currency exchange rates, and as such, has not used derivative financial instruments to manage foreign currency fluctuation risk. For the quarter ended September 30, 2000 and at present, THCG does not believe that its exposure to changes in foreign currency exchange rates has increased. As THCG develops its international operations and expands its global coverage of the Internet industry, including through Giza, THCG's risk of foreign currency exchange rate fluctuation may increase significantly. Therefore, in the future, THCG may consider utilizing derivative instruments to mitigate these risks.

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

         As noted in THCG's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000, on June 18, 1999, Tower Hill initiated an NASD arbitration against Mr. Bitter for reimbursement of unauthorized expenses and return of company property. Mr. Bitter filed a counterclaim against Tower Hill on September 9, 1999, in which he denied liability for Tower Hill's claims and also alleged that the company was liable to him for $158,000 for severance pay, an unpaid bonus, and certain tuition expenses. On September 17, 1999, Tower Hill filed an answer to the counterclaim, denying all the substantive allegations. The NASD has appointed a three-person arbitration panel. The arbitrators held pre-hearing conferences on July 20, 2000 and September 7, 2000. In August 2000, Tower Hill dropped its claim for return of company property after Mr. Bitter returned the property that was the subject of the claim. In October 2000, Tower Hill dropped its claim for unauthorized expenses. On October 4, 2000, Mr. Bitter purported to file additional counterclaims that would raise his alleged claim for damages to in excess of $498,500, but the arbitrators ruled that they would not consider the additional counterclaims. The arbitrators conducted a hearing concerning the counterclaims on October 24-25, 2000; an additional hearing day will be scheduled at some point in the future.

         In litigation described in THCG's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, THCG, Inland Financial Corporation, a wholly owned subsidiary of THCG ("Inland"), and the chief executive officer of Inland were sued in the Superior Court of Washington for Spokane County in November 1999 regarding participations sold by Inland in certain factoring transactions initiated by Inland. On May 9, 2000, certain former employees of Inland, including its chief executive officer, filed an involuntary bankruptcy petition against Inland in the Bankruptcy Court for the Eastern District of Washington. The Court held hearings in October and November of 2000 and has not issued a decision. THCG and Inland, an inactive subsidiary, are contesting the petition and are evaluating possible claims against the chief executive officer and other former employees of Inland (see Note 3 of the Notes to Consolidated Financial Statements).

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

         On August 2, 2000, THCG issued 5,000 shares of its Series A Convertible Participating Preferred Stock (the "Preferred Stock") and a related Warrant (the "Warrant") in a private placement to Castle Creek Technology Partners LLC ("Castle Creek"), a private investment fund. The gross proceeds of the offering were $5.0 million.

         The Preferred Stock is convertible (subject to anti-dilution protections) into THCG common stock, par value $0.01 per share (the "Common Stock"), at a fixed conversion price of $5.039 per share at any time prior to December 29, 2000. Thereafter, the conversion price will be the lower of $5.039 per share and 90% of the prevailing market price of the Common Stock, provided that regardless of the market price for the Common Stock, a maximum of 2,529,568 shares of Common Stock are issuable upon conversion of the Preferred Stock. If the market price of the Common Stock is greater than 200% of the then fixed conversion price of the Preferred Stock for at least 10 consecutive days and if certain other conditions are met, THCG may cause the Preferred Stock to be automatically converted into Common Stock. Unless previously converted by the holder, the Preferred Stock automatically converts into Common Stock on August 2, 2003, and is subject to optional redemption by THCG at any time subject to the payment of premiums and the satisfaction of other conditions.

         A premium is payable quarterly on the Preferred Stock on the last business day of each calendar quarter in an amount equal to 10% per annum of the stated value of the Preferred Stock ($5.0 million). The premium is payable in cash until the Company's registration statement described below is declared effective and thereafter, if the conditions described in the certificate of designations are satisfied, the premium is payable, at the Company's election, in cash, in additional shares of common stock (valued at a price per share equal to the market price, as defined in the certificate of designations, of the common stock on the date the premium is paid) or in additional shares of Preferred Stock valued at its stated value.

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

         Pursuant to a registration rights agreement, THCG filed a registration statement under the Securities Act of 1933, as amended, registering for resale by the holders thereof the Common Stock underlying the Preferred Stock and the Warrant. The Company must use its best efforts to cause the registration statement to become effective as soon as practicable. The registration statement has not yet been declared effective. THCG may be required to pay Castle Creek certain amounts as specified in the registration rights agreement if the registration statement is not declared effective within 120 days of August 2, 2000 and is not maintained effective.

         To the extent the Preferred Stock is converted and the Warrant is exercised, a significant number of shares of Common Stock may be sold into the market, which could decrease the price of the Common Stock, encourage short sales and substantially dilute the interest of other holders of Common Stock. Short sales could place further downward pressure on the price of the Common Stock. In that case, THCG would be required to issue an increasingly greater number of shares of Common Stock upon future conversions of the Preferred Stock of up to a maximum of 2,529,568 shares, sales of which could continue to depress the price of the Common Stock.

         Holders of the Preferred Stock are entitled to priority over holders of Common Stock in any liquidation of THCG. THCG may not pay dividends on the Common Stock nor may it purchase Common Stock without first obtaining the approval of the holders of two-thirds of the Preferred Stock.

         As part of the compensation paid to its placement agent for the private placement, THCG issued to Ladenburg Thalmann & Co. a warrant to purchase 39,474 shares of Common Stock at a fixed exercise price of $5.70 per share of Common Stock. The warrant was issued on August 2, 2000 and expires on August 2, 2004.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         The following exhibits are filed as part of this report:

         Exhibit No.            Description
         -----------            -----------

         10.1 Amendment dated as of August 9, 2000 to the Employment Agreement dated as of February 1, 200 between THCG Ventures, LLC and Evan Marks.


         27.1                   Financial Data Schedule.

         (b)      Reports on Form 8-K

         THCG filed a Current Report on Form 8-K, dated August 2, 2000, with the SEC on August 3, 2000 to report the issuance of 5,000 shares of its Series A Convertible Participating Preferred Stock and a related warrant in a private placement.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                        THCG, Inc.


                                        By: /s/ Adi Raviv
                                            -------------------------------
                                        Name:   Adi Raviv
                                        Title:  Co-Chairman of the Board of
                                                Directors and Chief Financial
                                                Officer (Principal Financial
                                                and Accounting Officer)

Date:  November 14, 2000

                                  EXHIBIT LIST

Exhibit No.           Description
-----------           -----------

10.1                  Amendment  dated as of August  9,  2000 to the  Employment
                      Agreement dated as of February 1, 2000 between THCG Ventures, LLC and Evan Marks.

27.1                  Financial Data Schedule.