Form 10-Q/A
period 2000-03-31
THCG INC
filed 2000-11-15
CIK 942378

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                           ---------------------------

                         AMENDMENT NO. 1 ON FORM 10-Q/A
                                  TO FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended              March 31, 2000
                               -------------------------------------------------

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

         Indicate by check |X| whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes |X|   No ___

         As  of  November  10,  2000,  there  were  13,335,317   shares  of  the
registrant's Common Stock outstanding.

THCG, Inc.

Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2000

Explanatory Note

         On November 14, 2000, THCG, Inc. (the "Company") filed Amendment No. 2 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 1999. The Amendment included restated financial statements for the fiscal year ended December 31, 1999 (the "1999 Restatement").

         The 1999 Restatement related solely to the values assigned to Walnut Financial Services, Inc. ("WFS") and Mercury Coast, Inc. ("Mercury Coast") in connection with the Company's acquisition of these two companies in 1999. Both acquisitions were accounted for, and continue in the 1999 Restatement to be accounted for, using the purchase method.

         In the financial statements included in the Company's original Annual Report on Form 10-K for the year ended December 31, 1999, the calculation of the equity consideration paid for each of these acquisitions was calculated based upon the market price of the Company's common stock at the time the transactions closed. However, the Company subsequently determined that the more appropriate valuation date is the date of the announcement of the transaction rather than the closing date. The 1999 Restatement reduced the equity consideration paid for WFS and Mercury Coast and the related amount of goodwill and associated amortization charge. The Company is revising its interim financial statements for the three months ended March 31, 2000 and the six months ended June 30, 2000 to reflect the changes to goodwill and the amortization charge for those periods required by the change made in the 1999 Restatement. These revisions will also reflect a corresponding reduction in Stockholders' Equity and a corresponding increase in Net Income and Earnings Per Share.

         The Financial Statements, Notes to Consolidated Financial Statements and Management Discussion and Analysis of Financial Condition and Results of Operations in this filing have been accordingly revised.

         The items amended are as follows:

         Part I, Item 1             Financial Statements
         Part I, Item 2             Management's   Discussion  and  Analysis  of
                                    Financial    Condition    and   Results   of
                                    Operations
         Part II, Item 6            Exhibits and Reports on Form 8-K

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements                                          Page

             Consolidated Statements of Financial Condition -
               as of  March 31, 2000 (unaudited) and December 31, 1999........5

             Consolidated Statements of Operations - for the three
               months ended March 31, 2000 (unaudited) and March 31, 1999
               (unaudited)....................................................6

             Consolidated Statement of Changes in Stockholders'
                Equity - for the three months ended March 31, 2000
                (unaudited) ..................................................7

             Consolidated Statements of Cash Flows - for the three
                 months ended March 31, 2000 (unaudited) and March 31, 1999
                 (unaudited)..................................................8

             Notes to Consolidated Financial Statements (unaudited)...........9

Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations...........................12


PART II. OTHER INFORMATION

Item 6.      Exhibits........................................................15

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  The following Consolidated Financial Statements of THCG, Inc. and its subsidiaries are presented on pages 5 through 9 hereof as set forth below:

Consolidated Statements of Financial Condition - as of
  March 31, 2000 (unaudited) and December 31, 1999............................5

Consolidated Statements of Operations - for the three
  months ended March 31, 2000 (unaudited) and March 31, 1999
  (unaudited).................................................................6

Consolidated Statement of Changes in Stockholders' Equity -
  for the three months ended March 31, 2000 (unaudited) ......................7

Consolidated Statements of Cash Flows - for the three
  months ended  March 31, 1999 (unaudited) and March 31, 2000
  (unaudited).................................................................8

Notes to Consolidated Financial Statements (unaudited)........................9


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
   (in thousands, except share and per share data)

                                                                                      March 31,              December 31,
                                                                                        2000                    1999
                                                                                     (unaudited)
                                                                               ------------------         --------------
                                                                                       (Note 1)               (Note 1)
ASSETS
  Cash and cash equivalents                                                             $6,552                 $1,592
  Marketable securities                                                                    683                  2,812
  Nonmarketable securities, partnership, limited liability company and other
    interests (See Note 2)                                                              20,757                  7,104
  Ownership interest in company accounted for on the equity method
    (See Note 4)                                                                         5,025                  -----
  Fees and other receivables, net of allowance                                             793                    352
  Prepaid expenses and other assets                                                        262                    279
  Loan receivable, related party                                                           589                    312
  Furniture, fixtures and equipment - net                                                   77                    104
  Goodwill and other intangible assets, net of accumulated amortization                 15,719                 16,610
  Assets of discontinued operations (See Note 3)                                          ----                  6,537
                                                                                 -------------             ----------
   Total Assets                                                                        $50,457                $35,702
                                                                                 =============             ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable, accrued expenses and other                                          $2,076                 $1,933
  Loan payable                                                                            ----                    565
  Notes payable                                                                           ----                    600
  Deferred income taxes payable                                                          1,916                    495
                                                                                 -------------             ----------
   Total Liabilities                                                                     3,992                  3,593
                                                                                 -------------             ----------
Stockholders' Equity
  Common stock,  $.01 par value,  50,000,000 shares  authorized;  12,603,969 and
   11,751,113 issued and outstanding at March 31, 2000 and December 31,
   1999, respectively                                                                      126                    118
  Additional paid-in capital                                                            81,457                 68,777
  Deferred compensation                                                                (27,167)               (27,294)
  Accumulated deficit                                                                   (7,951)                (9,492)
                                                                                 -------------             ----------
   Total Stockholders' Equity                                                           46,465                 32,109
                                                                                 -------------             ----------
   Total Liabilities and Stockholders' Equity                                         $ 50,457               $ 35,702
                                                                                 =============             ==========

See Notes to Consolidated Financial Statements


CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)                      Three Months Ended
                                                        -------------------------------------------
                                                               March 31,              March 31,
                                                                2000                    1999
                                                             (unaudited)             (unaudited)
                                                        -------------------       -----------------
Revenues                                                       (Note 1)
Venture service fees                                             $ 1,483                 $  266
Realized and unrealized gains on investments                      12,812                   ----
                                                           -------------             ----------
    Total Revenues                                                14,295                    266

Expenses
Selling, general and administrative                                3,007                    503
Equity-based compensation                                          2,087                  -----
Amortization of acquired intangibles                                 891                  -----
                                                           -------------             ----------
    Total Expenses                                                 5,985                    503

Income (loss) from continuing operations                           8,310                   (237)
Provision for income taxes                                         3,583                     12
                                                           -------------             ----------

Net income (loss) from continuing operations                       4,727                   (249)
Loss from discontinued operations                                 (3,186)                  ----
                                                           -------------             ----------
Net income (loss)                                               $  1,541               $   (249)
                                                           =============             ==========

Basic Earnings Per Share
Basic income (loss) per share from continuing
    Operations                                                   $  0.39               $  (0.07)
Basic loss per share from discontinued
    Operations                                                     (0.26)                  ----
                                                           -------------             ----------
Basic income (loss) per share                                    $  0.13               $  (0.07)
                                                           =============             ==========
Shares Used In Calculation                                    12,139,524              3,723,000
                                                           =============             ==========

Diluted Earnings Per Share
Diluted income (loss) per share from continuing
    Operations                                                  $   0.31               $ (0.07)
Diluted (loss) per share from discontinued
    Operations                                                     (0.21)                 ----
                                                           -------------             ----------
Diluted income (loss) per share                                 $   0.10               $ (0.07)
                                                           =============             ==========
Shares Used In Calculation                                    15,374,696             3,723,000
                                                           =============             ==========

See Notes to Consolidated Financial Statements


CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except share data)

                                                 Common Stock     Additional
                                              Number of             Paid-in      Deferred    Accumulated
                                                Shares    Amount    Capital    Compensation    Deficit      Total
                                             ------------------------------------------------------------------------

Balance, December 31, 1999                     11,751,113    $118      $68,777     ($27,294)     ($9,492)    $32,109

Proceeds from exercise of warrants for
   common stock                                   633,373       6        5,694           ---         ---      $5,700

Proceeds from exercise of options for
   common stock                                     1,000     ---            3           ---         ---          $3

Issuance of common stock in connection
   with investment                                218,483       2        5,023           ---         ---      $5,025

Deferred compensation for stock options
   issued to employees                                ---     ---        1,960       (1,960)         ---         ---
Amortization of deferred compensation                 ---     ---          ---        2,087          ---      $2,087
Net Income                                                                                         1,541      $1,541
                                             ------------------------------------------------------------------------
Balance, March 31, 2000                        12,603,969    $126      $81,457     ($27,167)     ($7,951)    $46,465
                                             ========================================================================

See Notes to Consolidated Financial Statements


CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)                                                             For the Three Months Ended
                                                                     -------------------------------------
                                                                       March 31,              March 31,
                                                                         2000                   1999
                                                                      (unaudited)            (unaudited)
                                                                     --------------         --------------
Cash flows from operating activities:
Net income (loss)                                                       $ 1,541                 $(249)
Adjustment to reconcile net income (loss) to net cash used in continuing operating activities-
Loss from discontinued operations                                         3,186                   ---
Net change in unrealized appreciation of investments                    (12,631)                  ---
Equity-based compensation                                                 2,087                   ---
Depreciation and amortization                                                41                     4
Amortization of intangible assets                                           891                   ---
Bad debt expense                                                            201                   ---
Deferred income tax provision                                             1,421                   ---

Changes in operating assets and liabilities:
Fees and other receivables                                                 (642)                  200
Loan receivable-officer                                                     (89)                  ---
Prepaid expenses and other assets                                            17                  (199)
Due from related parties                                                   (188)                  ---
Accounts payable, accrued expenses and other                              1,945                  (181)
                                                                    ------------          ------------
Net cash used in operating activities                                    (2,220)                 (425)
                                                                    ------------          ------------

Cash flows from investing activities:
Proceeds from sale of marketable securities                               2,903                   ---
Investments                                                              (1,385)                  ---
Purchase of furniture and equipment                                         (14)                  ---
                                                                    ------------          ------------
Net cash provided by investing activities                                 1,504                   ---
                                                                    ------------          ------------

Cash flows from financing activities:
Proceeds from the exercise of warrants for common stock                   5,700                   ---
Proceeds from the exercise of options for common stock                        3                   ---
                                                                    ------------          ------------
Net cash provided by financing activities                                 5,703                   ---
                                                                    ------------          ------------
Net cash used in discontinued operations                                    (27)                  ---
                                                                    ------------          ------------

Net increase (decrease) in cash and cash equivalents                      4,960                  (425)
Cash and cash equivalents - January 1,                                    1,592                   610
                                                                    ------------          ------------
Cash and cash equivalents - March 31,                                    $6,552                 $ 185
                                                                    ===========           ===========
Supplemental disclosure of cash flow information:
   Cash paid:
      Interest                                                              $27                   ---
      Taxes                                                                 ---                   $48
Supplemental disclosure of noncash investing and financing activities
   Issuance of stock in connection with Global Credit Services, Inc.     $5,025                   ---

See Notes to Consolidated Financial Statements

                                   THCG, Inc.
                   Notes to CONSOLIDATED financial statements
                                 March 31, 2000

NOTE 1 - BASIS OF PRESENTATION

         The accompanying consolidated financial statements as of March 31, 2000 are unaudited; however, in the opinion of the management of THCG, Inc., a Delaware corporation (the "Company" or "THCG"), such statements include all adjustments (consisting of normal recurring accruals) necessary to present a fair statement of the information presented therein. The balance sheet at December 31, 1999 was derived from the audited financial statements at such date.

         Pursuant to accounting requirements of the Securities and Exchange Commission (the "SEC") applicable to Quarterly Reports on Form 10-Q, the accompanying financial statements and these Notes do not include all disclosures required by generally accepted accounting principles for audited financial statements. Accordingly, these statements should be read in conjunction with the Company's audited financial statements included in Amendment No. 2 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

Revised Financial Statement

         Initially, the calculations of the equity consideration paid for the acquisitions of WFS and Mercury Coast, Inc. ("Mercury Coast") were based upon the market price of the common stock at the time the transactions closed. In the case of WFS, the average of the high and low sales prices of WFS common stock on November 1, 1999 ($3.625) was used to calculate equity consideration of $13,367,000. In the case of Mercury Coast, the calculation was based on the average price of the Company's common stock over the four days commencing two days prior to the close of the transaction on December 29, 1999 ($29.69 per share), resulting in equity consideration of $20,782,000.

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

         The effect of changing the values of these transactions is that Goodwill and Other Intangible Assets on the Consolidated Balance Sheet as at December 31, 1999 has been reduced to $16,610,000 (net of amortization of $86,000), from $29,266,000 (net of amortization of $254,000) and Stockholders' Equity has been reduced to $32,109,000 from $44,765,000. Consequently, Amortization of Acquired Intangibles on the Consolidated Statement of Operations for the three months ended March 31, 2000 has also been reduced to $891,000 from $1,532,000. The result of these changes has been that net income for the three months ended March 31, 2000 has been increased to $1,541,000 from $900,000; Basic Income Per Share has been increased to $0.13 from $0.07; and Diluted Income Per Share has been increased to $0.10 from $0.06.

NOTE 2 - PARTNERSHIP, LIMITED LIABILITY COMPANY AND OTHER INTERESTS

         THCG owns 100% of the general partner of Walnut Growth Partners, L.P. ("WGP"). The general partner owns 1% of WGP and manages WGP's assets, for which services it is entitled to management fees and additional compensation in the form of a carried interest equal to 20% of the profits of WGP after the limited partner's capital is returned.

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

                                                                    Total
                            Inland            Pacific            Discontinued
                           Financial          Financial           Operations
                           ----------         ---------          ------------

Total Assets               $1,988,000          $4,549,000         $6,537,000
Total Liabilities             770,000           2,197,000          2,967,000
                           ----------          ----------         ----------
Net Assets                 $1,218,000          $2,352,000         $3,570,000
                           ==========          ==========         ==========


NOTE 4 - SUBSEQUENT EVENTS

         On April 11, 2000, THCG announced the acquisition of $300,000 of assets of certain businesses operated under the Giza Group ("Giza") name in Israel. Zinook Ltd. ("Zinook") is the entity's new name. The transaction closed on September 1, 2000 and is being accounted for using the purchase method of accounting. The businesses acquired are the investment banking and equity research operations of Giza. THCG issued 750,000 shares of common stock in connection with the acquisition.

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

         On September 30, 2000, THCG negotiated the termination WGP. THCG owns 100% of the general partner of WGP. The general partner owned 1% of WGP and managed WGP's assets, for which services it was entitled to management fees and additional compensation in the form of a carried interest equal to 20% of the profits of WGP after the limited partner's capital was returned.

         As a result of the termination of WGP, THCG received 133,932 shares of webMethods and WGP's positions in private companies. THCG is currently settling the compensation due to a former employee. This compensation will approximate 10% of the positions received by THCG in the liquidation of WGP.

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

         Appreciation in securities and interest income consists of the net increases (decreases) in the value of the venture partner and venture portfolio company securities that we acquired or that we received in exchange for services, as well as interest income. Appreciation in securities was $12.8 million for the three months ended March 31, 2000. The increase was due primarily to the $12.3 million increase in the value of our wholly owned subsidiary that is the general partner of Walnut Growth Partners, L.P. ("WGP"). See Note 2 of the Notes to Consolidated Financial Statements. Tower Hill Securities was not engaged in these activities during the comparable period in 1999.

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

         Amortization for the three months ended March 31, 2000 increased to $891 thousand from $7 hundred for the three months ended March 31, 1999. The increase in amortization expenses is primarily related to the amortization of goodwill from our merger with Walnut Financial Services on November 1, 1999 and the acquisition of Mercury Coast on December 29, 1999.

         Our provision for income taxes for the three months ended March 31, 2000 increased to $3.6 million from $12 thousand for the three months ended March 31, 1999. This increase was primarily due to the increase in net income for the three month period ended March 31, 2000.

         We incurred a loss in the three months ended March 31, 2000 from discontinued operations of $5.4 million ($3.2 million after-tax). We decided to discontinue the accounts receivable factoring business. See Note 3 of the Notes to Consolidated Financial Statements.

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

         In February, 2000, we called for the redemption of our outstanding Class A Warrants (the "Warrants"), thereby causing the holders to exercise all of the Warrants for $9 per share of common stock. This resulted in proceeds to us of approximately $5.7 million. We issued 633,373 new shares of common stock upon exercise of the Warrants. We filed a registration statement with the SEC covering the resale of these shares for a period of 90 days. This period will end on August 7, 2000.

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

                                     PART II

                                OTHER INFORMATION


ITEM 6.           EXHIBITS

         (a)      Exhibits

         The following exhibit replaces the previously filed Exhibit No. 27.1 in its entirety:


                  Exhibit No.            Description
                  -----------            -----------

                  27.1                   Financial Data Schedule.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           THCG, INC.

                                           By: /s/  Adi Raviv
                                               ---------------------------------
                                           Name:   Adi Raviv
                                           Title:  Co-Chairman of the Board of
                                                   Directors and Chief Financial
                                                   Officer

Date:  November 14, 2000

                                  EXHIBIT LIST

Exhibit No.               Description
-----------               -----------

27.1                      Financial Data Schedule.