Form 10-Q/A
period 2000-06-30
THCG INC
filed 2000-11-15
CIK 942378

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                           ---------------------------

                         AMENDMENT NO. 1 ON FORM 10-Q/A
                                  TO FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended              June 30, 2000
                               -----------------------------------------

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

Yes |X|  No _____

         As of November 10, 2000, there were 13,335,317 shares of the registrant's Common Stock outstanding.

THCG, Inc.

Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2000

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

        In the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, the calculation of the equity consideration paid for each of these acquisitions was calculated based upon the market price of the Company's common stock at the time the transactions closed. However, the Company subsequently determined that the more appropriate valuation date is the date of the announcement of the transaction rather than the closing date. The 1999 Restatement reduced the equity consideration paid for WFS and Mercury Coast and the related amount of goodwill and associated amortization charge. The Company is revising its interim financial statements for the three months ended March 31, 2000 and the six months ended June 30, 2000 to reflect the changes to goodwill and the amortization charge for those periods required by the change made in the 1999 Restatement. These revisions also reflect a corresponding reduction in Stockholders' Equity and a corresponding decrease in Net Loss and Loss Per Share.

        The Financial Statements, Notes to Consolidated Financial Statements and Management Discussion and Analysis of Financial Condition and Results of Operations in this filing have been accordingly revised.

        The following items are amended as follows:

        Part I, Item 1       Financial Statements
        Part I, Item 2       Management's Discussion and Analysis of Financial
                             Condition and Results of Operations
        Part II, Item 6      Exhibits and Reports on Form 8-K

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements                                            Page

            Consolidated Statements of Financial Condition - as of  June
            30, 2000 (unaudited) and December 31, 1999.....................    5

            Consolidated Statements of Operations - for the six months and the three months ended June 30, 2000 (unaudited) and June 30,
            1999 (unaudited)...............................................    6

            Consolidated Statements of Changes in Stockholders' Equity - for
            the six months ended June 30, 2000 (unaudited) ................    7

            Consolidated Statements of Cash Flows - for the six months
            ended June 30, 2000 (unaudited) and June 30, 1999  (unaudited).    8

            Notes to Consolidated Financial Statements (unaudited).........    9

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations..........................................   13

PART II.  OTHER INFORMATION

Item 6.     Exhibits.......................................................   18

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

         The following Consolidated Financial Statements of THCG, Inc. and its subsidiaries are presented on pages 5 through 9 hereof as set forth below:


Consolidated Statements of Financial Condition - as of  June
30, 2000 (unaudited) and December 31, 1999................................   5

Consolidated Statements of Operations - for the six months
and the three months ended June 30, 2000 (unaudited) and
June 30, 1999 (unaudited).................................................   6

Consolidated Statements of Changes in Stockholders' Equity -
for the six months ended June 30, 2000 (unaudited) .......................   7

Consolidated Statements of Cash Flows - for the six months
ended  June 30, 1999 (unaudited) and June 30, 2000
(unaudited)...............................................................   8

Notes to Consolidated Financial Statements (unaudited)....................   9

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
  (in thousands, except share and per share data)

                                                               June 30,          December 31,
                                                                 2000               1999
                                                              (unaudited)
                                                            -------------     -----------------
                                                               (Note 1)            (Note 1)
ASSETS
 Cash and cash equivalents                                     $  4,226          $  1,592
 Marketable securities                                            1,319             2,812
 Nonmarketable securities, partnership, limited liability        20,557             7,104
   company and other interests (See Note 2)
 Ownership interest in company accounted for on the equity        4,533                --
   method (See Note 4)
 Fees and other receivables, net of allowance                     2,257               352
 Prepaid expenses and other assets                                  346               279
 Loan receivable, related parties                                   375               312
 Furniture, fixtures and equipment - net                            200               104
 Goodwill and other intangible assets, net of accumulated        14,829            16,610
 amortization
 Assets of discontinued operations (See Note 3)                      --             6,537
                                                               --------          --------

  Total Assets                                                 $ 48,642          $ 35,702
                                                               ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable, accrued expenses and other                  $  3,096          $  1,933
 Loan payable                                                        --               565
 Notes payable                                                       --               600
 Deferred income taxes payable                                       --               495
                                                               --------          --------

  Total Liabilities                                               3,096             3,593
                                                               --------          --------

Stockholders' Equity
 Common stock, $.01 par value, 50,000,000 shares authorized;
   12,651,669 and 11,751,113 issued and outstanding at
   June 30, 2000 and December 31, 1999, respectively                127               118
 Additional paid-in capital                                      80,866            68,777
 Deferred compensation                                          (23,649)          (27,294)
 Accumulated deficit                                            (11,798)           (9,492)
                                                               --------          --------

  Total Stockholders' Equity                                     45,546            32,109
                                                               --------          --------

  Total Liabilities and Stockholders' Equity                   $ 48,642          $ 35,702
                                                               ========          ========

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

                                                                    Six Months Ended           Three Months Ended
                                                                -----------------------      -----------------------
                                                                June 30,        June 30,      June 30,         June 30,
                                                                  2000            1999          2000             1999
                                                              (unaudited)     (unaudited)   (unaudited)       (unaudited)
                                                             ------------    ------------   ------------      ------------
                                                                (Note 1)                     (Note 1)

Revenues
Venture service fees                                               $3,319          $1,938         $1,836          $1,672
Realized and unrealized gain (loss) in investments                 13,187              16            375              16
                                                             ------------    ------------   ------------    ------------
     Total Revenues                                                16,506           1,954          2,211           1,688

Expenses
Selling, general and administrative                                 6,685           1,531          3,678           1,028
Equity-based compensation                                           5,000              --          2,913              --
Amortization of acquired intangibles                                1,782              --            891              --
                                                             ------------    ------------   ------------    ------------
     Total Expenses                                                13,467           1,531          7,482           1,028

Income (loss) from continuing operations                            3,039             423         (5,271)            660
Provision for income taxes (tax benefit)                              506             170           (495)            158
                                                             ------------    ------------   ------------    ------------

Income (loss) before discontinued operations and equity
  in losses of company accounted for on the equity method           2,533             253         (4,776)            502
Equity in losses of company accounted for on the equity
  method                                                             (492)             --           (492)             --
                                                             ------------    ------------   ------------    ------------

Net income (loss) before discontinued operations                    2,041             253         (5,268)            502
Net (loss) from discontinued operations                            (4,347)             --             --              --
                                                             ------------    ------------   ------------    ------------

Net income (loss)                                                 ($2,306)           $253        ($5,268)           $502
                                                             ============    ============   ============    ============

Basic Earnings Per Share
Basic income (loss) per share from continuing operations            $0.16           $0.07         ($0.42)          $0.13
Basic (loss) per share from discontinued operations                 (0.35)             --             --              --
                                                             ------------    ------------   ------------    ------------
Basic income (loss) per share                                      ($0.19)          $0.07         ($0.42)          $0.13
                                                             ============    ============   ============    ============

Shares used in calculation                                     12,368,839       3,723,000     12,635,592       3,723,000
                                                             ============    ============   ============    ============

Diluted Earnings Per Share
Diluted income (loss) per share from continuing operations          $0.13           $0.07         ($0.42)          $0.13
Diluted (loss) per share from discontinued operations               (0.28)             --             --              --
                                                             ------------    ------------   ------------    ------------
Diluted income (loss) per share                                    ($0.15)          $0.07         ($0.42)          $0.13
                                                             ============    ============   ============    ============

Shares used in calculation                                     15,387,539       3,723,000     12,635,592       3,723,000
                                                             ============    ============   ============    ============

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except share data)


                                                  Common Stock
                                            -------------------------  Additional
                                              Number of                 Paid-in       Deferred      Accumulated
                                               Shares       Amount      Capital     Compensation      Deficit         Total
                                            ------------------------------------------------------------------------------------
Balance, December 31, 1999                     11,751,113       $118       $68,777       ($27,294)       ($9,492)       $32,109

Proceeds from exercise of warrants for            633,373          6         5,694                                       $5,700
   common stock

Proceeds from exercise of options for               5,000          1            17                                          $18
   common stock

Issuance of common stock in connection            262,183          2         5,023                                       $5,025
   with investment

Deferred compensation for stock options                                      1,355          (1,355)                          --
   issued to employees
Amortization of deferred compensation                                                        5,000                       $5,000
Net loss                                                                                                  (2,306)       ($2,306)

                                            ------------------------------------------------------------------------------------
Balance, June 30, 2000                         12,651,669       $127       $80,866       ($23,649)      ($11,798)       $45,546
                                            ====================================================================================

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                               For the Six Months Ended
                                                                            ------------------------------
                                                                               June 30,         June 30,
                                                                                2000              1999
                                                                             (unaudited)       (unaudited)
                                                                            -------------     -------------
Cash flows from operating activities:
Net income (loss)                                                               ($2,306)             $411
Adjustment to reconcile net income (loss) to net cash used in continuing operating activities:
Loss from discontinued operations                                                 4,347                --
Equity in losses of company accounted for on the equity method                      492                --
Net change in unrealized appreciation of investments                            (13,435)               --
Gain on sale of marketable securities                                               (31)               --
Amortization of deferred compensation                                             5,000                --
Depreciation and amortization                                                        47                11
Amortization of intangible assets                                                 1,782                --
Bad debt expense                                                                    100                90
Deferred income tax provision                                                      (495)               --

Changes in operating assets and liabilities:
Fees and other receivables                                                       (1,905)              244
Prepaid expenses and other assets                                                   (67)              250
Loans receivable, related parties                                                   (63)             (219)
Accounts payable, accrued expenses and other                                      2,076              (301)
                                                                               --------          --------
Net cash provided (used) in operating activities                                 (4,458)              486
                                                                               --------          --------

Cash flows from investing activities:
Proceeds from sale of marketable securities                                       3,556                --
Investments in partnerships, limited liability companies and other interests     (1,928)             (140)
Purchase of furniture and equipment                                                (143)               (7)
                                                                               --------          --------
Net cash provided (used) by investing activities                                  1,485              (147)
                                                                               --------          --------

Cash flows from financing activities:
Proceeds from the exercise of warrants for common stock                           5,700                --
Proceeds from the exercise of options for common stock                               18                --
                                                                               --------          --------
Net cash provided by financing activities                                         5,718                --
                                                                               --------          --------

Net cash used in discontinued operations                                           (111)               --
                                                                               --------          --------

Net increase in cash and cash equivalents                                         2,634               339
Cash and cash equivalents - January 1,                                            1,592               610
                                                                               --------          --------
Cash and cash equivalents - June 30,                                             $4,226              $949
                                                                               ========          ========

Supplemental disclosure of cash flow information:
Cash paid:
Interest                                                                            $27                --
Taxes                                                                                --               $48

Supplemental disclosure of noncash investing and financing activities:
Issuance of stock in connection with Global Credit Services, Inc.                $5,025                --

See Notes to Consolidated Financial Statements

                                   THCG, Inc.
                   Notes to CONSOLIDATED financial statements
                                  JUNE 30, 2000

NOTE 1 - BASIS OF PRESENTATION

        The accompanying consolidated financial statements as of June 30, 2000 are unaudited; however, in the opinion of the management of THCG, Inc., a Delaware corporation ("THCG" or the "Company"), such statements include all adjustments (consisting of normal recurring accruals) necessary to present a fair statement of the information presented therein. The balance sheet at December 31, 1999 was derived from the audited financial statements at such date.

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

Revised Financial Statement

        Initially, the calculation of the equity consideration paid for the acquisitions of WFS and Mercury Coast were calculated based upon the market price of THCG's common stock at the time the transactions closed. In the case of WFS, the average of the high and low sales prices of WFS common stock on November 1, 1999 ($3.625) was used to calculate equity consideration of $13,367,000. In the case of Mercury Coast, the calculation was based on the average price of the Company's common stock over the four days commencing two days prior to the close of the transaction on December 29, 1999 ($29.69 per share), resulting in equity consideration of $20,782,000.

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

        The effect of changing the values of these transactions is that Goodwill and Other Intangible Assets on the Consolidated Balance Sheet as at December 31, 1999 has been reduced to $16,610,000 (net of amortization of $86,000), from $29,266,000 (net of amortization of $254,000) and Stockholders' Equity has been reduced to $32,109,000 from $44,765,000. Consequently, Amortization of Acquired Intangibles on the Consolidated Statement of Operations for the six months ended June 30, 2000 has also been reduced to $1,782,000 from $3,064,000. The result of these changes has been that net loss for the six months ended June 30, 2000 has been decreased to $2,306,000 from $3,588,000; Basic Loss Per Share has been decreased to ($0.19) from ($0.29); and Diluted Loss Per Share has been decreased to ($0.15) from ($0.23).

        Additionally, amortization of Acquired Intangibles on the Consolidated Statements of Operations for the three months ended June 30, 2000 is also reduced to $891,000 from $1,532,000. The result of these changes is that net loss for the three months ended June 30, 2000 is decreased to $5,268,000 from $5,910,000; Basic and Diluted Loss Per Share is decreased to ($0.42) from ($0.47).

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

        Because WGP's position in webMethods was subject to a lock-up agreement and market sentiment towards Internet companies had changed, THCG reduced the value of its interest in and unrealized profit from the WGP portfolio in the first quarter. As of March 31, 2000, THCG's interest in WGP was valued at $13.8 million, assuming a webMethods stock price of approximately $100. Continued volatility in the price of webMethod's stock and the lock up agreement restricted WGP's ability to sell its shares of webMethods and, therefore, no change was made to the carrying value of WGP's position in THCG's financial statements as of June 30, 2000.

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

NOTE 5 - SUBSEQUENT EVENTS

        On April 11, 2000, THCG announced the acquisition of approximately $300 thousand of assets of certain businesses operated under Giza name in Israel. Zinook is the entity's new name. The transaction closed on September 1, 2000 and is being accounted for using the purchase method of accounting. The businesses acquired are the investment banking and equity research operations of Giza. THCG issued 750,000 shares of common stock in connection with the acquisition.

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

        On September 30, 2000, THCG negotiated the termination of WGP. THCG owns 100% of the general partner of WGP. The general partner owned 1% of WGP and managed WGP's assets, for which services it was entitled to management fees and additional compensation in the form of a carried interest equal to 20% of the profits of WGP after the limited partner's capital was returned.

        As a result of the termination of WGP, THCG received 133,932 shares of webMethods and WGP's positions in private companies. THCG is currently settling the compensation due to a former employee. This compensation will approximate 10% of the positions received by THCG in the liquidation of WGP. On September 29, 2000, the price of webMethods stock was $115.125 per share.

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

         As part of our new business strategy, on December 29, 1999, we acquired Mercury Coast, Inc. ("Mercury Coast"), a corporation engaged in the business of providing business acceleration services, including strategic planning, operations and marketing consulting services, to Internet-based businesses. In addition, we acquired Giza as described in Note 1 of the Notes to Consolidated Financial Statements.

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

        Expenses

        Selling, general and administrative expenses for the six months ended June 30, 2000 increased to $6.7 million from $1.5 million for the six months ended June 30, 1999. The increase was primarily due to increases in the number of employees, their compensation and related benefits, and professional fees. Compensation and related benefits expense increased to $1.8 million for the six months ended June 30, 2000 from $629 thousand for the six months ended June 30, 1999. Compensation expenses included bonuses to professionals related to the improved results from our venture banking services, as well as additional employees we hired to provide venture development and venture banking services to our venture partner companies on a fee-for-service basis. Professional fees for the six months ended June 30, 2000 increased to $1.6 million from $447 thousand for the six months ended June 30, 1999. The increase in professional fees results from fees paid to legal and accounting professional services firms for services in connection with the preparation and filing of documents with the SEC and for professional fees related to our provision of venture funding services, which services Tower Hill Securities did not provide during the six months ended June 30, 1999. Consulting costs related to venture development income were $630 thousand for the six months ended June 30, 2000. Tower Hill Securities did not provide venture development services during the comparable period in 1999. Foreign affiliated company expenses, which began in April 2000 and are related to the acquisition of Giza, amounted to $766 thousand for the six months ended June 30, 2000 (see Note 1 of the Notes to Consolidated Financial Statements).

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

        Amortization of acquired intangibles for the six months ended June 30, 2000 increased by $1.8 million (including the $288 thousand of amortization associated with Global Credit --see Note 4 of the Notes to Consolidated Financial Statements). The increase in amortization expenses is primarily related to the amortization of goodwill from our merger with Walnut Financial Services on November 1, 1999, the acquisition of Mercury Coast on December 29, 1999 and the acquisition of an interest in Global Credit on February 7, 2000.

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

        Expenses

        Selling, general and administrative expenses for the three months ended June 30, 2000 increased to $3.7 million from $1.0 million for the three months ended June 30, 1999. The increase was primarily due to increases in the number of employees, their compensation and related benefits, and professional fees. Compensation and related benefits expense increased to $949 thousand for the three months ended June 30, 2000 from $323 thousand for the three months ended June 30, 1999. Compensation expenses included additional employees we hired to provide venture development and venture banking services to our venture partner companies on a fee-for-service basis. Professional fees for the three months ended June 30, 2000 decreased to $351 thousand from $427 thousand for the three months ended June 30, 1999. The decrease in professional fees primarily related to lower finders fees paid to third parties, partially offset by an increase in the fees paid to legal and accounting professional services firms for services in connection with the preparation and filing of documents with the SEC and for professional fees related to our provision of venture funding services, which services Tower Hill Securities did not provide during the three months ended June 30, 1999. Consulting costs related to venture development income were $630 thousand for the three months ended June 30, 2000. Tower Hill Securities did not provide venture development services during the comparable period in 1999. Foreign affiliated company expenses, which began in April 2000 and are related to the acquisition of Giza, amounted to $766 thousand for the three months ended June 30, 1999 (see Note 1 of the Notes to Consolidated Financial Statements).

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

        Amortization of acquired intangibles for the three months ended June 30, 2000 increased by $891 thousand (including $288 thousand of amortization associated with Global Credit -- see Note 4 of the Notes to Consolidated Financial Statements). The increase in amortization expenses is primarily related to the amortization of goodwill from our merger with Walnut Financial Services on November 1, 1999, the acquisition of Mercury Coast on December 29, 1999 and the acquisition of an interest in Global Credit on February 7, 2000.

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

        On April 11, 2000, THCG announced the acquisition of approximately $300 thousand of assets of certain businesses operated by Giza. Zinook is the entity's new name. This transaction closed on September 1, 2000 and is being accounted for using the purchase method of accounting. Cash advanced by THCG to Giza to fund Giza's current operations, which totaled $766 thousand for the six months ended June 30, 2000, are being expensed as advanced. We expect that we may fund any increase in the expenses for Giza's current operations.

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

                                     PART II

                                OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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

                                 THCG, INC.

                                 By:   /s/  Adi Raviv
                                     -------------------------
                                 Name:  Adi Raviv
                                 Title: Co-Chairman of the Board of Directors
                                        and Chief Financial Officer
                                 Date:  November 14, 2000

                                  EXHIBIT LIST

Exhibit No.           Description

27.1                  Financial Data Schedule.