Form 10-K
period 2000-12-31
THCG INC
filed 2001-04-02
CIK 942378

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

         For the Fiscal Year Ended December 31, 2000


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

                                   Yes [X]     No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                             ----------------------


The aggregate market value of the registrant's Common Stock, held by non-affiliates of the registrant, based on the closing sale price of the Common Stock on March 28, 2001 as reported on the Nasdaq National Market, was $1,252,321.88. As of March 28, 2001, there were 12,983,569 shares of the registrant's Common Stock outstanding.

                      Documents Incorporated by Reference:


                                      None.

                                     PART I

ITEM 1.  BUSINESS

                         RECENT HISTORY AND DEVELOPMENTS

         Prior to November 1, 1999, we were a closed-end management investment company, which was regulated as a business development company under the Investment Company Act of 1940 (the "1940 Act"), and had three primary business focuses: (1) investing in start-up and early stage development companies, (2) operating an investment vehicle that specialized in bridge financing to small and medium-sized companies, and (3) providing accounts receivable-based commercial financing, or factoring, and related services.

         On November 1, 1999, we acquired Tower Hill Securities, Inc. ("Tower Hill"), a New York corporation, and we changed our name from Walnut Financial Services, Inc. ("Walnut") to THCG, Inc. Tower Hill is a registered broker-dealer and a member of the National Association of Securities Dealers. Prior to the acquisition of Tower Hill, Walnut invested in start-up and early stage development companies involved in various industries with the objective of assisting in the management and financing of these companies. We continue to hold investment securities in these companies (the "Walnut Financial Portfolio"). In addition, our executive officers and most of our directors were changed. Furthermore, we withdrew our election to be regulated as a business development company under the 1940 Act.

         Soon after the acquisition of Tower Hill, we embarked on a new business strategy to provide venture banking, venture development and venture funding services to our partner companies. On December 29, 1999, we acquired Mercury Coast Inc., a Delaware corporation ("Mercury Coast"). Mercury Coast provided business acceleration services, including strategic planning, operations and marketing consulting services to Internet and technology related businesses and was the entity through which we would provide our venture development services. Larry W. Smith, the co-founder and president of Mercury Coast and co-founder and former chief executive officer of U.S. Interactive, became our president on December 29, 1999.

         In December 1999, we established THCG Venture Partners I LLC ("THCG Venture Partners I") and THCG Partners LLC ("THCG Partners"), which raised commitments of more than $20 million of capital to be available to support our venture funding business. From December 1999 through November 2000, THCG Venture Partners I purchased equity securities in eight companies. In addition, since November 1, 1999, Tower Hill acquired equity securities in a number of these companies in partial payment for investment banking services Tower Hill provided in connection with the funding of those companies, and we purchased equity securities in two of these companies for cash or shares of our Common Stock.

         In September 2000 we completed our acquisition of the investment banking and equity research businesses of the Giza Group ("Giza"), a private financial advisory and equity research firm in Israel that specialized in the Internet and related technologies, and we changed the name of the business to Zinook Ltd. ("Zinook"). Our plan was to expand Zinook's operations to provide to technology-related companies in Israel the same venture banking, venture funding and venture development services as we provided in the United States.

         Commencing in late March 2000, Internet and other technology related companies experienced dramatic declines in market value and it became increasingly difficult for these companies to raise needed additional capital. As a result, we experienced a material decline in the demand for our venture development services, significant difficulty in successfully completing private placements for companies that had retained Tower Hill to render investment banking services and a precipitous decline in the market value of our Common Stock, thereby precluding us from raising meaningful amounts of equity capital on reasonable terms.

         In response to these market conditions, in January 2001 we restructured our operations and reduced the number of personnel by approximately 35%. Larry Smith and the two other senior executives of Mercury Coast resigned and we substantially curtailed our venture development services. This restructuring required us to write down the value of certain assets, including Mercury Coast. Commencing in the middle of October 2000, market conditions in Israel worsened materially due to the outbreak of hostilities in the region, and, in February 2001, we determined to cease funding the operations of Zinook and wrote down the value of those assets. The wind down of Zinook resulted in additional personnel reductions in Israel which, combined with the reductions in January 2001, reduced our overall personnel by approximately 70%. As a result of these write-downs, the fair value of our investment securities as of December 31, 2000 exceeds 40% of the fair value of our total assets.

         We have been exploring potential business combinations or other strategic opportunities that could have the effect of increasing the value of our operating assets and the income attributable to those assets, but have not been successful in reaching any agreement with respect to any of these opportunities. It is not certain that we will be able to do so. Unless we can effect a business combination with a significant operating company or complete a strategic alternative in the near future, we will be required to register under the 1940 Act. See "Government Regulation - Investment Company Act of 1940" below.

         Our Board of Directors believes that registration under the 1940 Act is not in our best interests or the best interests of our stockholders and on February 27, 2001, adopted a resolution that we be engaged primarily in a business other than investing, reinvesting, owning, holding or trading securities as soon as reasonably possible, and in any event by January 1, 2002, thus allowing us to take advantage of the one-year grace period for avoiding registration under the 1940 Act available to companies that inadvertently become subject to regulation under the 1940 Act. In order to execute and carry forward this change in our strategy, management is assessing the feasibility of establishing a liquidating trust for the benefit of our stockholders of record as of the date the trust is established and transferring to the trust substantially all the investment securities we own directly or indirectly. The sole purpose of the liquidating trust would be to hold, conserve and protect the trust's assets until they could be liquidated and the proceeds distributed to the owners of the beneficial interests in the liquidating trust. See "Liquidating Trust" below. If the liquidating trust is established, the amount of the assets reflected on our balance sheet as of December 31, 2000 will be substantially reduced and we will not have to register as an investment company under the 1940 Act. Any management proposal to establish such a liquidating trust will be presented to our Board of Directors. If the Board approves a proposal, it will be submitted to our stockholders for approval at our next annual meeting of stockholders.

         If the liquidating trust is established, our business will consist of providing a limited level of investment banking and other financial advisory services through Tower Hill. See "Future Banking Services" below. Management does not believe that this business is likely to generate any significant revenue or profit for the foreseeable future. Consequently, management intends to continue to seek potential strategic opportunities. These opportunities might involve the acquisition of or merger with an operating business involved in investment banking, financial services or a related industry. However, no such opportunities are presently under serious discussion, and there can be no assurance that we will be able to identify, successfully negotiate or consummate any business combination or other strategic opportunity. If we cannot do so, we may be required to cease operations.

         In the event we do not establish the liquidating trust and we are unable to consummate a business combination or other strategic opportunity, it is likely that we will be required to register under the 1940 Act. See "Liquidating Trust - Failure to Establish Liquidating Trust" below.

         We are a Delaware corporation formerly known as Walnut Financial Services, Inc. Our executive offices are located at 512 Seventh Avenue, 17th Floor, New York, New York 10018. Our phone number is (212) 223-0440. References in this Annual Report to "THCG" or "us" or "our" or "we" mean THCG and its subsidiaries on a consolidated basis, unless the context otherwise requires.

                                  OUR BUSINESS

         During 2000, we provided a combination of venture funding, venture development and venture banking services to our partner companies, comprised of Internet and technology companies in which we acquired direct or indirect equity interests as well as to third parties to which we provided services for fees. See "Venture Services" below. Due to market conditions, we substantially curtailed our venture funding and our venture development services in January and February 2001. See "Recent History and Developments" above. We are currently providing a limited level of investment banking and other financial advisory services through Tower Hill, although these services are not likely to generate any significant revenue or profit for the foreseeable future. See "Future Banking Services" below.

VENTURE SERVICES

         The following is a description of the venture funding, venture development and venture banking services we provided to our partner companies during 2000 as well as a brief description of the limited level of investment banking and other financial advisory services we intend to provide in the future.

         Venture Funding Services. Our venture funding activities consisted primarily of the acquisition of equity interests in our partner companies through THCG Venture Partners I. On certain occasions, we acquired equity interests in our partner companies directly. Our venture funding activities were primarily focused on global Internet-based businesses, established "brick and mortar" companies implementing an Internet-based strategy and advanced technology and service companies.

         We presently own 9.9% of THCG Venture Partners I through THCG, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Tower Hill ("THCG, LLC"). In addition, THCG Ventures LLC, a wholly-owned subsidiary of Tower Hill ("THCG Ventures"), is the non-member manager of THCG Venture Partners I, with the sole authority to manage and operate THCG Venture Partners I.

         THCG Venture Partners I was formed in December 1999. As of March 31, 2001, THCG Venture Partners I had $20 million of committed capital, of which approximately $18.6 million has been called and contributed to THCG Venture Partners I. THCG Venture Partners I has three members as follows:

         o Greenwich Street Capital Partners II, L.P. ("GSCP") and certain of its affiliates, directly own 75% of THCG Venture Partners I, representing a capital commitment of $15 million. GSCP and these affiliates are major stockholders of ours, and one of their designees is a member of our Board of Directors.

         o THCG Partners directly owns 15.1% of THCG Venture Partners I, representing a capital commitment of $3.02 million. THCG Partners was formed in December 1999 and has $5.51 million of committed capital. THCG Partners has 29 members as follows:

                  |_| Joseph D. Mark, Adi Raviv and Evan M. Marks, directors and executive officers of ours and persons associated with them, collectively own 23.6% of THCG Partners, representing an aggregate capital commitment of $1.3 million.

                  |_| THCG Ventures owns 0.45% of THCG Partners, representing a capital commitment of $25,000.

                  |_| All other members collectively own 75.95% of THCG Partners, representing an aggregate capital contribution of $3.8 million.

         o THCG, LLC owns 9.9% of THCG Venture Partners I, representing a capital commitment of $1.98 million.

         To date, in exchange for cash investments totaling approximately $18.6 million, THCG Venture Partners I has acquired equity interests in our partner companies consisting of common stock or convertible preferred stock. Whenever possible, THCG Venture Partners I has obtained the right to designate at least one director on the boards of our partner companies and has obtained rights of participation in, or control over, a number of material decisions affecting our partner companies. THCG Venture Partners I has also generally negotiated for additional rights, including registration rights, rights of first refusal, co-sale rights, anti-dilution protection and preemptive rights relating to our partner companies' issuances of additional equity. THCG Venture Partners I has also generally required our partner companies to appoint designated directors to the executive, audit and compensation committees of their boards of directors. On certain occasions, we acquired an equity interest directly in our partner companies.

         The convertible preferred stock that THCG Venture Partners I acquired in our partner companies generally votes as if it were converted into common stock. Conversion is at the holder's option or is automatic upon an initial public offering of the common stock of our partner company that meets criteria generally relating to the total offering size and offering price per share.

         For the year ended December 31, 2000, we had revenues of $6,942,000 attributable to our venture funding services.

         We substantially curtailed our venture funding services in the first quarter of 2001. See "Recent History and Developments" above.

         Venture Development Services. In addition to our venture funding services, during 2000 we provided venture development services to our partner companies. The services we provided were dictated by the stage of development of our partner companies. The venture development services we provided included the following:

         o strategic guidance regarding market positioning, business model development and market trends;

         o        technology and operations planning;

         o        sales, marketing, product positioning and branding;

         o        market launch programs and implementation consulting;

         o        e-commerce consulting; and

         o        interim management.

         For our venture development services, we negotiated fees with our partner companies based on the scope of venture development services we were engaged to provide. Our fees were generally paid in cash, securities or a combination of both. In addition, we were typically reimbursed for the expenses we incurred in providing our venture development services.

         For the year ended December 31, 2000, we had revenues of $3,999,000 attributable to our venture development services.

         We substantially curtailed our venture development services in the first quarter of 2001. See "Recent History and Developments" above.

         Venture Banking Services. In addition to our venture funding and venture development services, during 2000 we provided our partner companies with venture banking services through Tower Hill. Our venture banking services encompassed four principal areas:

         o General financial advisory services. We assisted three parties in planning and developing their capital structures.

         o Capital raising. We helped our partner companies implement private placements of equity and debt securities. Typically, we sought to effect private placements of equity ranging in amounts from approximately $2 million to $15 million. Our capital raising activities included preparing private offering documents, identifying potential strategic and financial investors, assessing commitment offers, negotiating the terms of commitments and managing all phases of documentation and transaction execution.

         o Mergers and acquisitions. We assisted our partner companies in evaluating, structuring and negotiating acquisitions and other transactions on terms and conditions consistent with our partner company's overall strategic and financial objectives. Our services included identifying and negotiating with potential purchasers and acquisition targets, assisting in due diligence reviews, preparing financial analyses and valuations of a purchaser or target, determining the appropriate capital structure for the transaction and managing all phases of the transaction.

         For our venture banking services, we generally received a nominal retainer payment, with the majority of our project-related fees payable only upon the successful conclusion of an engagement. Generally, our fees were paid in a combination of cash and securities. Because we were engaged in a capital intensive business, we paid certain fixed costs before we received payment for our services, which payment may or may not have been in cash.

         The success fees we received upon completion of an engagement depended upon the type of engagement. Descriptions of the success fees that we generally received are as follows:

         o Capital raising. Upon the closing of an equity capital raising transaction, we generally received cash success fees of up to 6% of the amount of capital raised. In addition, we generally received additional success fees in the form of warrants to purchase the securities issued by our partner company in the transaction. Such warrants were generally in a dollar amount equal to 8% to 10% of the amount of securities sold in the transaction and were exercisable for five years at a price equal to the price for the securities paid by the investors in the transaction.

         o Mergers and acquisitions. In connection with engagements in which we provided strategic and other advisory services to a company involved in a sale, purchase or exchange of assets, a merger or consolidation, a leveraged buyout, the formation of a joint venture, a minority investment or partnership, a leveraged recapitalization, spin-off or any similar transaction, we generally received a prescribed success fee at the time that the transaction was concluded. While the amount of this fee was dependent to some extent upon the anticipated nature, complexity and duration of the specific engagement, these fees generally ranged from $250,000 to $500,000 and were paid in cash or marketable securities.

         For the year ended December 31, 2000, we had revenues of $3,448,000 attributable to our venture banking services.

         Future Banking Services. Our business going forward will be to provide a limited level of investment banking and other financial advisory services through our wholly-owned subsidiary Tower Hill. The services we intend to provide should be substantially similar to the venture banking services we provided in 2000. See "Venture Banking Services" above. However, the services we provide will not be rendered exclusively to our partner companies and furthermore, will not be focused on any particular industry or technology.

         Management does not believe that this business is likely to generate any significant revenue or profit for the foreseeable future. Consequently, management intends to continue to seek potential strategic opportunities. These opportunities might involve the acquisition of or merger with an operating business involved in investment banking, financial services or a related industry. However, no such opportunities are presently under serious discussion, and there can be no assurance that we will be able to identify, successfully negotiate or consummate any business combination or other strategic opportunity. If we cannot do so, we may be required to cease operations.

ACCOUNTS RECEIVABLE FACTORING BUSINESS

         We were formerly engaged in the accounts receivable factoring business through our wholly owned subsidiaries, Pacific Financial Services Corporation, a Washington corporation based in Bellevue, Washington, and Inland Financial Corporation, a Washington corporation based in Spokane, Washington. In the first quarter of 2000, we completed a strategic review and concluded that the factoring business was not consistent with our then focus and corporate objectives. Accordingly, we wound down operations of these two subsidiaries and have accounted for their business as discontinued operations. However, we are a party to several lawsuits relating to our former factoring business. See "Item 3. Legal Proceedings - Factoring Business Litigation" below.

LIQUIDATING TRUST

         Description of Trust. Management is assessing the feasibility of a plan of liquidation to completely liquidate our subsidiary, THCG, LLC, through a liquidating trust for the benefit of our stockholders. If management determines that a plan is feasible, it will propose the plan to our Board of Directors for adoption. If the Board adopts it, the plan will be submitted to our stockholders for approval at our next annual meeting. The holder of our outstanding preferred stock has the right to consent to the establishment of the liquidating trust. Management is presently in discussions with them, but no agreements have been concluded as of March 30, 2001. Thus, the following brief summary of the material aspects of the plan of liquidation presently being considered by management is subject to change, perhaps in significant ways:

         o The liquidating trust will be for the benefit of our stockholders on the date the trust is established. Joseph D. Mark and Adi Raviv, both executive officers and directors of THCG, are expected to be the initial trustees of the liquidating trust.

         o The sole purpose of the liquidating trust will be to hold, conserve and protect the trust's assets until they can be liquidated and the proceeds distributed to the owners of beneficial interests in the liquidating trust. The actual nature, amount and timing of these distributions will be determined by the trustees of the trust pursuant to an agreement establishing the trust and will depend in part upon the ability of the trustees to convert the assets of the trust into cash and pay the liabilities and expenses of the liquidating trust.

         o We, and our subsidiaries, will contribute to THCG, LLC substantially all of our rights and interests in any security acquired for investment or in connection with the provision of venture banking or venture development services, including the Walnut Financial Portfolio, and any related contracts, agreements or instruments.

         o The liquidating trust will be admitted as a new member of THCG, LLC and will own substantially all of the interests in THCG, LLC.

         o Holders of our Common Stock will receive one unit of beneficial interest in the liquidating trust in respect of each share of our Common Stock held on the record date for this distribution. The holder of our series A convertible participating preferred stock will also receive units of beneficial interests in the liquidating trust in respect of its shares of this preferred stock held on the record date for the distribution.

         o Each unit of beneficial interest in the liquidating trust will entitle its holder to receive a pro rata portion of the proceeds collected from the liquidation of the assets held by the liquidating trust. The distribution of proceeds will be made in as prompt and orderly a manner as possible.

         o The units of beneficial interests of the liquidating trust will not be represented by certificates and will not be transferable except upon death or by operation of law. There will be no market for these units. The units of the beneficial interests of the liquidating trust will constitute a dividend and may be taxable to our stockholders.

         o Our stockholders who receive units of beneficial interests of the liquidating trust will retain their shares of our Common Stock or preferred stock, as the case may be, and will continue to be our stockholders.

         Reason for Liquidating Trust. Due to our write down of the value of certain assets, the fair value of our investment securities, as of December 31, 2000, exceeds 40% of the fair value of our total assets. See "Recent History and Developments" above. As a result, we will be required to register under the 1940 Act unless the fair value of our investment securities is reduced below 40% of our total assets. See "Government Regulation - Investment Company Act of 1940."

         Our Board of Directors believes that registration under the 1940 Act is not in our best interests or the best interests of our stockholders. Therefore, in order to avoid registration under the 1940 Act, on February 27, 2001, our Board adopted a resolution declaring our intent to be engaged primarily, as soon as reasonably possible, and in any event by January 1, 2002, in a business other than investing, reinvesting, owning, holding or trading securities, thus allowing us to take advantage of the one-year grace period for avoiding registration under the 1940 Act available to companies that inadvertently become subject to regulation under the 1940 Act. Management believes that the establishment of a liquidating trust, as generally described above, would reduce the value of our interests in investment securities to less than 40% of our total assets and that, as a result, we would not have to register under the 1940 Act.

         Consequences of Failure to Establish the Liquidating Trust. If a liquidating trust is not established, or a significant amount of our investment securities are not sold, we will continue to own, directly or indirectly, all of our equity interests in our partner and portfolio companies and the fair value of those equity interests will continue to exceed 40% of our total assets. As a result, unless we can effect a business combination with a significant operating company or complete another strategic alternative, we will be required to register under the 1940 Act. See "Government Regulation - Investment Company Act of 1940" below.

         While we have been exploring potential business combinations or other strategic opportunities, no such opportunities are presently under serious discussion, and there can be no assurance that we will be able to identify, successfully negotiate or consummate any business combination or other strategic opportunity. In addition, even though we intend to continue to provide a limited level of investment banking and other financial advisory services, management does not believe that this business is likely to generate any significant revenue or profit for the foreseeable future. See "Future Banking Services" above.

         Therefore, if the plan of liquidation is not approved and we are not successful in finding a business combination or other strategic opportunity, we will be required to register under the 1940 Act and may be required to cease operations.

COMPETITION

         In providing investment banking and other financial advisory services, we compete directly with other investment banking and merchant banking firms which vary in size from small, privately-owned firms to very large, publicly-held corporations. We also face competition from other sources, such as commercial banks, insurance companies and consulting firms offering financial services. The principal competitive factors in the investment banking and financial services industry include transaction experience, breadth of services offered, innovation, reputation and price. Many of our competitors in investment banking services have longer operating histories, larger client bases, greater name recognition, more experience and have significantly greater financial, technical, marketing and other resources than we do. As a result, our competitors may be more attractive partners to our potential clients. In addition, our competitors may be able to respond more quickly to changes in the needs of our potential clients, service more needs of our potential clients simultaneously and undertake more extensive marketing campaigns. We cannot assure that we will be able to compete successfully against our competitors or that competitive pressures will not have a material adverse effect on our business, operating results and financial condition.

GOVERNMENT REGULATION

         Investment Company Act of 1940. In response to adverse market conditions here and abroad, in January 2001, we restructured our operations and in February 2001, we determined to cease funding the operations of Zinook in Israel. As a result, we were required to write down the value of certain assets, including Mercury Coast and Zinook, our subsidiaries. As a result, as of December 31, 2000, the fair value of our interests in our partner and portfolio companies exceeded 40% of the fair value of our total assets. Generally, a company must register under the 1940 Act and comply with significant restrictions on operations and transactions if: (1) its investment securities exceed 40% of its total assets, or (2) it holds itself out as being "primarily engaged" in the business of investing, owning or holding securities. If we are required to register as an investment company, we will be forced to comply with the numerous and burdensome substantive requirements of the 1940 Act, including:

         o        limitations on our ability to borrow;

         o limitations on our capital structure (including prohibitions on the issuance of senior securities, such as preferred stock);

         o restrictions on acquisition of equity interests in partner companies; o prohibitions on transactions with affiliates;

         o        restrictions on specific investments; and

         o compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations.

         Our Board of Directors believes that registration under the 1940 Act is not in our best interests or the best interests of our stockholders. On February 27, 2001, our Board of Directors adopted a resolution declaring our intent to be engaged in a business other than investing, reinvesting, owning, holding or trading securities as soon as reasonably possible, and in any event by January 1, 2002, thus allowing us to take advantage of the one-year grace period for avoiding registration under the 1940 Act available to companies that inadvertently become subject to regulation under the 1940 Act. To achieve the foregoing, management is assessing the feasibility of establishing a liquidating trust for the benefit of our stockholders and transferring to it substantially all of the investment securities we own directly or indirectly in our partner and portfolio companies. See "Liquidating Trust" above.

         If the liquidating trust is established, our investment securities will no longer exceed 40% of our total assets as reflected on our balance sheet as of December 31, 2000 and we will not be required to register under the 1940 Act. There can be no assurance, however, that the liquidating trust will be established. If it is not, we will be required to register under the 1940 Act unless we consummate a business combination or other strategic opportunity.

         NASD Regulation. Tower Hill is a registered broker-dealer and a member of the National Association of Security Dealers, or NASD. As a registered broker-dealer and NASD member, Tower Hill and its principals, registered representatives and other associated persons must comply with applicable federal and state securities laws, rules and regulations and with the rules of the NASD.

         Broker-dealers are subject to regulations which cover all aspects of the securities business including: sales methods and supervisions; trade practices; capital structure; use and safekeeping of customer's funds and securities; recordkeeping; and the conduct of directors, officers and employees.

         As a registered broker-dealer and NASD member, Tower Hill is subject to the Net Capital Rule, or Rule 15(c)3-1, under the Securities Exchange Act of 1934 which requires the maintenance of minimum regulatory net capital and a specified ratio of aggregate indebtedness to net capital, both as defined in that rule, which shall not exceed 15 to 1. The Net Capital Rule is designed to measure the general financial integrity and liquidity of a broker-dealer and requires that at least a minimal portion of its assets be kept in relatively liquid form. Failure to maintain the required net capital may subject a firm to suspension or expulsion by the NASD, the Securities and Exchange Commission (the "SEC") and other regulatory bodies and may ultimately require its liquidation.

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

EMPLOYEES

         On March 31, 2001, we had 20 employees in New York. No employees are represented by a collective bargaining agreement, and we believe that our relationship with our employees is satisfactory. On March 31, 2001, our subsidiary, Zinook, had fifteen employees, all but one of whom will cease to be employed by Zinook by April 30, 2001.

ITEM 2.  PROPERTIES

         Our principal executive offices are located in approximately 22,000 square feet of space at 512 Seventh Avenue, 17th Floor, New York, New York under a 10-year lease agreement. In February 2002, we are required to lease approximately 6,000 additional square feet at the same location for the same term. We are presently attempting to sublease all or a substantial portion of this space.

ITEM 3.  LEGAL PROCEEDINGS

The following is a description of the Company's material legal proceedings.

Factoring Business Litigation.

         We are involved in several related litigations in the State of Washington arising out of our discontinued factoring businesses. In 1998 and 1999, Walnut acquired two factoring companies based in Bellevue and Spokane, respectively. In 1998, Walnut acquired Pacific Financial Services Corp. ("Pacific") from its three shareholders, Jeffrey Pyatt, Paul Zeman and Thomas Maurice. Mr. Pyatt continued to serve as an officer of Pacific for a period of time after the acquisition. In October 1999, Walnut acquired Inland Financial Corporation ("Inland") from its three shareholders, Henry Wozow, his spouse, Patricia Wozow, and James Topliff. Mr. Wozow continued to serve as an officer and director of Inland for a period of time after the acquisition. The actions forming the basis of the litigations described below in which we are a defendant are each based on allegations of actions or omissions of Inland made while Henry Wozow was its President. We believe we have valid defenses to each of these litigations and intend to continue our vigorous defense.

         Miller Capital Litigation. By First Amended Complaint dated November 22, 1999 and filed on November 23, 1999, we, along with Inland, were sued in the Superior Court for the State of Washington for Spokane County in an action entitled Miller Capital Group, L.L.C. et al. v. Inland Financial Corporation, et al. (No. 99206566-7). We were named as successor to Walnut, as the corporate parent of Inland. Henry Wozow, the former President of Inland, and his spouse Patricia Wozow, were also named as defendants. The complaint generally alleges that Inland and others (including Henry Wozow) fraudulently induced the plaintiffs to purchase participations in various transactions relating to Inland's factoring business and that funds obtained by Inland and/or Walnut in connection with those transactions were improperly diverted or converted. It is alleged that Walnut controlled Inland in general and with respect to the specific challenged transactions. Plaintiffs allege causes of action for breach of promissory notes, state securities law fraud and registration violations, common law misrepresentation and conversion. The complaint seeks unspecified injunctive relief, unspecified damages and an accounting. The plaintiffs were granted leave to amend the complaint to seek relief under the Washington Consumer Protection Act rising out of the same alleged facts.

         On May 10, 2000, the Wozows cross-claimed against us and Inland, alleging that we controlled Inland, failed to provide financing to Inland as allegedly represented and interfered with Inland's operations to the detriment of Mr. Wozow's business expectations and his employment agreement with Inland. The cross-claim alleges misrepresentation, breach of contract, breach of fiduciary duty, intentional interference with business expectancy and contractual relations, indemnification, quantum meruit and a fraudulent conveyance and seeks unspecified damages.

         As a result of the Inland bankruptcy proceeding described below, this action has been stayed with respect to Inland, although not the other defendants, including us and the Wozows.

         On January 9, 2001, we filed a motion for summary judgment as to the claims against us. The court has not ruled on the motion. Discovery is on-going and a trial is scheduled for May of 2001.

         Maurice Litigations. By complaint dated October 19, 1998 and filed February 12, 1999, Inland was sued in the Superior Court for the State of Washington for King County in an action entitled Thomas Maurice et al. v. Inland Financial Services Corporation et al. (No. 99203717). The complaint alleges that plaintiffs (Thomas Maurice and the Estate of Paul Zeman) were assignees of Pacific's rights in a loan participation agreement entered into by Pacific and Inland in which Pacific acquired a participation in a factoring loan made by Inland. The complaint further alleges generally that Inland breached the participation agreement by paying monies received from the borrower to persons not entitled thereto under the terms of the participation agreement. The complaint seeks money damages in the approximate amount of $300,000 and other relief. In December 1999, the plaintiffs amended the complaint to add Henry and Patricia Wozow as additional defendants.

         By a cross claim filed June 26, 2000, defendants Henry and Patricia Wozow cross claimed against us (as successor to Walnut, the corporate parent of Inland) and Pacific alleging that Walnut controlled Pacific and Inland, failed to provide financing to Inland as allegedly represented and interfered with Inland's operations to the detriment of Mr. Wozow's business expectations and his employment agreement with Inland. The cross claim alleges misrepresentation, breach of contract, breach of fiduciary duty, intentional interference with business expectancy and contractual relations, indemnification, quantum meruit and a fraudulent conveyance and seeks unspecified damages.

         On January 12, 2001, we filed a motion for summary judgment with respect to the Wozows' cross-claims against us on the grounds that the Wozows had failed to state any claim for relief against us. On February 9, 2001, the court denied the motion. We are seeking to appeal this denial. Discovery is on-going and a trial is scheduled for April of 2001. As a result of the Inland bankruptcy proceeding described below, this action has been stayed as to Inland (but not the other defendants, including us, Pacific and the Wozows).

         On December 29, 2000, we filed a complaint against Thomas Maurice and the Estate of Paul Zeman in the United States District Court for the Western District of Washington. (THCG, Inc. v. Thomas Maurice and Estate of Paul Zeman (No. C0021PP).) The action alleges material misrepresentations were made to Walnut in connection with its acquisition of Pacific, and alleges claims for breach of contract, rescission or reformation of the purchase agreement with the sellers of Pacific, and violations of the Securities Act of Washington. This litigation is in its early stages and discovery is on-going.

         Inland Bankruptcy Proceeding. On May 9, 2000 Mr. Wozow and two other purported creditors filed an involuntary bankruptcy petition against Inland in the Bankruptcy Court for the Eastern District of Washington. (In re Inland Financial Corp. (No. 0003014W17).) After a hearing, the Bankruptcy Court entered an order for relief on January 26, 2001. A bankruptcy trustee has recently been appointed and will be responsible for the liquidation of Inland, including pursuing any claims Inland may have against others.

         Wozow Litigation. On March 8, 2001, we filed a complaint against Henry and Patricia Wozow, James Topliff and Universal Funding Corporation in the United States District Court for the Western District of Washington. (THCG, Inc.
v. Henry and Patricia Wozow et al. (No.C01-0353). The action is for material misstatements and omissions in the sale of securities under the Securities Exchange Act of 1934, as amended, and the Securities Act of Washington, fraud, negligent misrepresentation, breach of the purchase agreement under which Walnut acquired Inland, breach of the employment agreement between Inland and Henry Wozow, violation of the Washington Business Corporation Act, constructive trust, tortuous interference with business expectancy, breach of fiduciary duty, indemnification and restitution.

         The suit by us alleges that the Wozows made material misrepresentations in the purchase agreement under which Walnut acquired Inland, and that, beginning late in 1999, while he was President of Inland, Henry Wozow, assisted by Patricia Wozow and James Topliff, unlawfully transferred Inland's assets, business and employees to Universal Funding Corporation, a factoring company owned and controlled by Henry Wozow. The suit also seeks indemnification from the Wozows for any damages to us arising out of the Miller litigation and the Maurice litigation, as any liabilities under these litigations arose prior to the acquisition of Inland by Walnut. The complaint seeks money damages in an amount to be proved at trial, restitution of the consideration received by the Wozows and Topliff in connection with their sale of Inland to Walnut, a constructive trust upon the shares of Universal Funding Corporation, and attorneys' fees and costs. This litigation is in its early stages.

Termination of Yoav Bitter Proceedings.

         The litigation and arbitration involving Mr. Yoav Bitter were concluded in the fourth quarter of fiscal year 2000. As previously described in our Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 2000, the litigation effectively ended on October 17, 2000, when the New York Court of Appeals denied Mr. Bitter's most recent motion for an appeal. As also previously disclosed, in 1999 Tower Hill initiated an NASD arbitration against Mr. Yoav Bitter in which Mr. Bitter filed a counterclaim against Tower Hill. On March 1, 2001, the arbitrators denied Tower Hill's claims against Mr. Bitter and ordered Tower Hill to pay Mr. Bitter $8,333 in compensatory damages. All other requests were denied. Both parties were assessed certain filing and administration fees.

Other Litigation.

         We are involved in other litigation in the normal course of our business the results of which we do not believe will be material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of fiscal year 2000, no matters were submitted to a vote of security holders.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Since November 3, 1999, our Common Stock has been quoted on the Nasdaq National Market under the symbol "THCG." From August 22, 1995 until November 2, 1999, the Common Stock was quoted on the Nasdaq National Market under the symbol "WNUT." From February 27, 1995 until August 21, 1995, the Common Stock was quoted in the National Quotation Bureau's interdealer system through the over-the-counter "Bulletin Board" under the symbol "WNUT." The high and low sales price for the Common Stock as reported by the Nasdaq National Market for the years ended December 31, 1999 and 2000 are summarized below, adjusted to give effect to a one-for-six reverse stock split effected January 22, 1999, as if it had occurred prior to that date.


1999                                                  High            Low
First Quarter.....................................    4 3/4           1 7/8
Second Quarter....................................    3               1 7/8
Third Quarter.....................................    2 5/8           2 1/16
Fourth Quarter....................................    34              2 1/4

2000                                                  High            Low
First Quarter.....................................    $32 1/8          $13 3/4
Second Quarter....................................    14 3/8           4
Third Quarter.....................................    7 47/64          2 1/2
Fourth Quarter....................................    2 31/32          21/32

         On March 28, 2001, the last reported sale price of our Common Stock on the Nasdaq National Market was $0.21875. As of March 28, 2001, there were approximately 486 registered holders of record of our Common Stock.

         On or about February 8, 2001, we received notification from Nasdaq that the bid price for our Common Stock has been below $1.00 for 30 consecutive trading days. While our Common Stock remains listed on the Nasdaq National Market, if a minimum bid price of $1.00 is not achieved for at least 10 consecutive trading days during the ninety day period ending May 8, 2001, Nasdaq will notify us that our Common Stock will be delisted from the Nasdaq National Market. At that time, we will have the right to appeal the delisting decision to a Nasdaq Listing Qualifications Panel.

         On or about February 28, 2001, we received notification from Nasdaq that the market value of our public float has been below $5 million for 30 consecutive trading days. If the minimum market value of our public float does not rise and remain at $5 million or more for at least 10 consecutive trading days during the ninety day period ending May 29, 2001, Nasdaq will notify us that our Common Stock will be delisted from the Nasdaq National Market. At that time, we will have the right to appeal the delisting decision to a Nasdaq Listing Qualifications Panel.

         Even if we were to be delisted, we anticipate that trading of our securities would thereafter be conducted in the over-the-counter market in the "pink sheets" or the National Association of Securities Dealers' "Electronic Bulletin Board." Consequently, the liquidity of our securities could be materially impaired, not only in the number of securities that could be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts' and the media's coverage of us, which could result in lower prices for our securities than might otherwise be attained and could also result in a larger spread between the bid and asked prices for our securities. In addition, if our securities were delisted it could materially and adversely affect our ability to raise funding.

         In addition, if our securities are delisted from trading on Nasdaq and the trading price of our Common Stock is less than $5.00 per share, our Common Stock would be a "penny stock." Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. It provides information about penny stocks and the nature and level of risks involved in investing in the penny-stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser's written agreement to the purchase. In the event our securities are delisted, the penny stock rules may make it difficult for our stockholders to sell their shares of our stock. Because of the rules, there is less trading in penny stocks. Also, many brokers choose not to participate in penny stock transactions.

Retention of Future Earnings and Payment of Dividends

         We do not currently anticipate any significant future earnings; however, earnings, if any, will be retained for use in our business and we do not anticipate paying any cash dividends on our Common Stock in the foreseeable future.

Concentration of Ownership of Our Common Stock

         Joseph D. Mark, our chief executive officer and a director, and Adi Raviv, our chief financial officer and a director, each beneficially owned approximately 17.1% and 17.2%, respectively, of our outstanding Common Stock as of March 29, 2001. As a result, Messrs. Mark and Raviv possess significant influence over our company on business matters, including the election of directors, the appointment of new management and the approval of any other action requiring the approval of our stockholders.

         GSCP and its affiliates beneficially owned approximately 30% of our outstanding Common Stock as of March 29, 2001. In addition, pursuant to a voting agreement between us and GSCP, GSCP has the right to appoint one individual to our Board of Directors so long as GSCP is the holder of Common Stock or warrants to purchase Common Stock which equal at least 5%, in the aggregate, of our outstanding shares of Common Stock. Matthew Kaufman, managing director of GSCP, became a director of ours on September 6, 2000.

         Castle Creek Technology Partners LLC ("Castle Creek"), a private investment fund, beneficially owns approximately 21.9% of our outstanding Common Stock pursuant to their ownership of our Series A convertible preferred stock and a warrant to purchase shares of our Common Stock.

         The concentration of our share ownership may:

         o        delay or prevent a change in control of THCG;

         o impede a merger, consolidation, takeover or other business combination involving THCG; or

         o discourage a potential acquiror from making a tender offer or otherwise attempting to obtain control of THCG.

Recent Sales of Unregistered Securities

         In February 2000, we called for redemption Class A warrants that we issued in a 1997 private placement. We issued a total of 633,373 shares of our Common Stock upon exercise of those warrants. The shares of Common Stock were acquired for investment and their issuance was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") as a transaction not involving a public offering.

         On February 7, 2000, we acquired 3,600,417 shares of Common Stock of Global Credit Services, Inc. from stockholders of Global Credit Services for which we issued an aggregate of 262,183 shares of our Common Stock to the selling stockholders of Global Credit Services. The securities issued in this transaction were acquired for investment and their issuance was exempt from registration under the Securities Act as a transaction not involving a public offering.

         On August 2, 2000, we issued 5,000 shares of our Series A Convertible Participating Preferred Stock and a related warrant in a private placement to Castle Creek. The shares of preferred stock were acquired for investment and their issuance was exempt from registration under the Securities Act as a transaction not involving a public offering.

         On September 1, 2000 we acquired the investment banking and equity operations of the Giza Group. We issued 750,000 shares of our Common Stock in connection with the acquisition in a private placement to the seller that was exempt from registration under the Securities Act as a transaction not involving a public offering.

ITEM 6.  SELECTED FINANCIAL DATA

         Our selected financial data for the five year period ended December 31, 2000 is presented below. The information for these periods is derived from our audited financial statements as of and for the five periods then ended. The data for the periods ended March 31, 1998, December 31, 1998, December 31, 1999 and December 31, 2000 should be read in conjunction with the consolidated financial statements, the related notes and the other financial information included elsewhere in this Annual Report.

                                   Year ended       Year ended     9 months ended       Year ended      Year ended

                                   March 31,        March 31,        December 31,      December 31,     December 31,
                                   1997(1)(2)       1998 (1)(2)        1998 (2)          1999(3)            2000
                                   ---------        --------           --------          -------            ----
Total revenues                      197,000          $228,000         $2,125,000        $7,568,000       $14,390,000
Income (loss) from operations      (387,000)       (1,325,000)                 0         1,635,000       (33,318,000)
Income (loss) per share               (0.10)            (0.36)              0.00              0.33             (2.63)

Total assets                        322,000           397,000          1,548,000        35,702,000        29,277,000
Total liabilities and
    redeemable preferred stock       94,000           $52,000           $291,000        $3,593,000        $8,599,000

(1) For the year ended March 31, 1996, the broker-dealer predecessor company was inactive.

(2) Includes the results of operations and balance sheet data of our wholly-owned subsidiary, Tower Hill or its predecessors.

(3) On November 1, 1999, Tower Hill became a wholly-owned subsidiary of Walnut in a transaction that was accounted for as a reverse acquisition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         As used in this Item 7, "we," "our" and "us" refer to THCG.

Forward-Looking Statements

         This Annual Report on Form 10-K for our fiscal year ended December 31, 2000 contains a number of forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Specifically, all statements other than statements of historical facts included in this Report, regarding our financial position, business strategy and the plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. When used in this Report, the words "anticipate," "believe," "estimate," "expect," "may," "will," "continue," "intend" and "plan" and words or phrases of similar import, as they relate to our financial position, business strategy and plans, or objectives of management, are intended to identify forward-looking statements. Although we believe that our expectations are reasonable, we cannot assure you that our expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in this Report as anticipated, believed, estimated, expected, intended or planned. All subsequent written and oral forward-looking statements attributable to us (or to persons acting on our behalf) are expressly qualified in their entirety by these cautionary statements.

Overview

         Based in New York City, we are a merchant banking firm that during the year 2000 provided a combination of venture funding, venture development and venture banking services to our partner companies, comprised of Internet and technology related companies in which we acquired direct or indirect equity interests as well as to third parties to which we provided services for fees. Due to market conditions, we significantly curtailed our venture funding and venture development services in 2001, restructured our operations and reduced the number of personnel in both the United States and Israel by approximately 70%. This restructuring required us to write down the value of certain assets, including Mercury Coast. Commencing in the middle of October 2000 market conditions in Israel worsened materially and in February 2001, we determined to cease funding the operations of Zinook and wrote down the value of its assets. As a result of these write-downs, we reassessed the continuing value of goodwill and other intangible assets associated with these companies and determined that the value of the goodwill and other intangible assets had been impaired. Consequently, we decided to write off the goodwill and other intangible assets in the amounts of $10,302,000 for Mercury Coast and $6,077,000 for Zinook. We are providing a limited level of investment banking and other financial advisory services through Tower Hill, although these services are not likely to generate any significant revenue or profit for the foreseeable future. We have been exploring potential business combinations or other strategic opportunities that could have the effect of increasing the value of our operating assets and the income attributable to those assets, but have not been successful in reaching any agreement with respect to any of these opportunities. We believe that we have sufficient cash and financial resources available to enable us to continue activities throughout 2001.

         Due to the write down of the value of certain assets, the fair value of our investment securities, as of December 31, 2000, exceeded 40% of the fair value of our total assets as calculated under the 1940 Act. As a result, we would be required to register under the 1940 Act unless the fair value of our investment securities is reduced to less than 40% of our total assets. See "Government Regulation - Investment Company Act of 1940" under Item 1 above. Our Board of Directors does not believe such registration is in the best interests of our stockholders and in February of 2001 adopted a resolution allowing us to take advantage of the one-year grace period for avoiding registration under the 1940 Act available to companies that inadvertently become subject to regulation under the 1940 Act. Management believes that the establishment of a liquidating trust could reduce the value of our interests in investment securities to less than 40% of our total assets and that, as a result, we would not have to register under the 1940 Act. The liquidating trust would own indirectly most or all of our investment securities and would hold them until they could be liquidated. Our stockholders would receive units of beneficial interest in the trust and be entitled to receive distributions from the trust from the net proceeds of the liquidations. Management is still assessing the feasibility of establishing a liquidating trust.

         On November 1, 1999, Walnut acquired Tower Hill. However, for financial statement purposes, Tower Hill acquired Walnut and is the surviving entity. Tower Hill is the successor to Hambro America, Inc., the former U.S. investment banking subsidiary of Hambros, plc, a British merchant banking firm. In March 1998, the investment banking operations of Hambros, plc were sold to Societe Generale, a French bank. On April 1, 1998, Joseph D. Mark and Adi Raviv, the principal executives of Hambro America Securities, Inc., acquired the company from Societe Generale.

         As part of our business strategy, on December 29, 1999, we acquired Mercury Coast, a corporation engaged in the business of providing business acceleration services, including strategic planning, operations and marketing consulting services, to Internet and technology related businesses. In addition, on April 11, 2000, we announced the acquisition of, and took operating control of, certain businesses operated under the name Giza in Israel, which was renamed Zinook. The transaction closed on September 1, 2000 and has been accounted for using the purchase method of accounting. The businesses acquired are the investment banking and equity research operations of Giza. In the period from April 11, 2000 to September 1, 2000, Zinook incurred operating expenses of $1.6 million which we funded.

         The financial statements for the year ended December 31, 2000 reflect the operations of THCG and Mercury Coast for the full year then ended and the operations of Zinook from April 11, 2000 through December 31, 2000.

         The financial statements for the year ended December 31, 1999 reflect the operations of Tower Hill for the full year then ended, the operations of Walnut for the period between November 1, 1999 and December 31, 1999, and the operations of Mercury Coast for the period between December 29, 1999 and December 31, 1999.

         The financial statements contained in this annual report reflect the operations of Tower Hill for the nine months ended December 31, 1998.

Year Ended December 31, 2000 compared to the Year Ended December 31, 1999

 (In thousands, except per share data)
                                                            2000          1999
                                                            ----          ----
Net income (loss) before discontinued operations        $(32,159)        1,635
Net (loss) from discontinued operations                   (4,854)         (124)
Net income (loss) available for common stock             (38,378)        1,511

Basic and diluted income (loss) per common share:

Before discontinued operations                            $(2.63)        $.32
From discontinued operations                                (.38)        (.02)
Net income (loss) per share                               $(3.01)        $.30

Revenues

         Revenues for the year ended December 31, 2000 increased to $14.4 million from $7.6 million for the year ended December 31, 1999. The increase in revenues was primarily due to appreciation of our venture partner and venture portfolio company securities and an increase in the number of engagements and fee-based services of our venture banking and venture development activities.

         Venture service fees for the year ended December 31, 2000 increased to $7.4 million from $3.0 million for the year ended December 31, 1999. The increase in these fees was primarily due to an increase in the number of engagements and the fees earned from providing our venture banking and venture development activities.

         Realized and unrealized gains on investments, net, and interest income consist of the net increases (decreases) in the value of the venture partner and venture portfolio company securities that we acquired or that we received in exchange for services. The gain in securities, net, for the year ended December 31, 2000 increased to $7.5 million from $4.6 million for the year ended December 31, 1999. The increase was due primarily to the sale of our webMethods, Inc. ("webMethods") holding in the fourth quarter of 2000. We had interest income of $304 thousand and received dividends of $121 thousand for the year ended December 31, 2000.

Expenses

         Selling, general and administrative expenses for the year ended December 31, 2000 increased to $16.0 million from $4.2 million for the year ended December 31, 1999. The increase was primarily due to increases in the number of employees, their compensation and related benefits, and professional fees. Compensation and related benefits expense increased to $6.8 million for the year ended December 31, 2000 from $2.0 million for the year ended December 31, 1999. Compensation expenses included bonuses to employees who rendered our venture banking services, as well as additional employees we hired to provide venture development and venture banking services to our venture partner companies on a fee-for-service basis. Professional fees for the year ended December 31, 2000 increased to $2.5 million from $869 thousand for the year ended December 31, 1999. The increase in professional fees results from fees paid to legal and accounting professional services firms for services in connection with the preparation and filing of documents with the SEC and for professional fees related to our provision of venture funding services, which services Tower Hill did not provide during the year ended December 31, 1999. Consulting costs related to venture development services were $1.3 million for the year ended December 31, 2000. Tower Hill did not provide venture development services during the comparable period in 1999. Operating expenses of Zinook, which began operations on April 11, 2000, amounted to $2.4 million for the year ended December 31, 2000.

         Equity-based compensation expense for the year ended December 31, 2000 increased to $9.5 million from $595 thousand for the year ended December 31, 1999. Equity-based compensation expenses consist of non-cash charges related to the amortization of unearned compensation associated with stock options granted at below fair market value and restricted stock grants. Amortization is over the vesting periods of the stock options and restricted stock, which vesting periods generally range from ninety days to ten years.

         Amortization of acquired intangibles for the year ended December 31, 2000 increased to $5.5 million (including the $833 thousand of amortization associated with Global Credit which is included in "Equity in losses of company accounted for on the equity method") from $86 thousand for the year ended December 31, 1999. The increase in amortization expenses is primarily related to the amortization of goodwill from our merger with Walnut on November 1, 1999, the acquisition of Mercury Coast on December 29, 1999, the acquisition of an interest in Global Credit on February 7, 2000 and the acquisition of Zinook that was completed on September 1, 2000.

         During the year we experienced a material decline in the demand for our venture development services, significant difficulty in successfully completing private placements for companies that had retained Tower Hill to render investment banking services and a precipitous decline in the market value of our common stock, thereby precluding us from raising meaningful amounts of equity capital on reasonable terms.

         In response to these market conditions, in January 2001 we restructured our operations and reduced the number of personnel to approximately 35%. In addition, in February 2001, we reduced the number of personnel at Zinook, which, together with the reductions in the United States in January 2001, resulted in an aggregate reduction of our personnel by approximately 70%. Three senior executives of Mercury Coast resigned and we substantially curtailed our venture development services. This restructuring required the write-down of the value of certain assets, including Mercury Coast. Commencing in the middle of October 2000, market conditions in Israel worsened materially and in February 2001, we determined to cease funding the operations of Zinook and wrote down the value of those assets. As a result of these write-downs we reassessed the continuing value of goodwill and other intangible assets associated with these companies and determined that the value of the goodwill and other intangible assets had been impaired. Consequently, we decided to write off the goodwill and other intangible assets in the amounts of $10,302,000 for Mercury Coast and $6,077,000 for Zinook.

         We had no provision for income taxes in 2000 because we incurred a net operating loss for both financial reporting and income tax purposes. In 1999, we reported a deferred income tax provision of $1,082,000.

         Two of our subsidiaries, Pacific Financial Services Corp. and Inland Financial Corp., were engaged in the factoring business in the state of Washington. We completed a strategic review in the first quarter of 2000 and concluded that the factoring business was not consistent with our focus and corporate objectives. Accordingly, we discontinued the operations of these two subsidiaries and accounted for these businesses as discontinued operations. We incurred a $5.3 million ($4.8 million after-tax) loss from discontinued operations.

Year Ended December 31, 1999 compared to the Nine Months Ended December 31, 1998

In thousands, except per share date
                                                           1999         1998
                                                           ----         ----
Net income from continuing operations                    $1,635           -
Net loss from discontinued operations                      (124)          -
Net income available for common stock                     1,511           -

Basic and diluted income (loss) per common share:

From continuing operations                                 $.32            -
From discontinued operations                               (.02)           -
Net income per share                                       $.30            -

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

         Realized and unrealized gains on investments consists of the venture partner and venture portfolio company securities that we acquired or that we received in exchange for services, as well as interest income. The gain on investments, net, was $4.6 million for the year ended December 31, 1999 compared to $20 thousand for the nine months ended December 31, 1998. The increase in 1999 was due primarily to the $1.5 million increase in the value of our warrants to purchase stock of Interleaf, Inc., which we received for providing venture banking services, and to the $1.5 million increase in the value of our wholly owned subsidiary that was the general partner of Walnut Growth Limited Partnership. This wholly owned subsidiary was generally entitled to 1% of the partnership's assets plus 20% of the net value of the partnership's assets after the limited partner's capital contribution of $6 million is returned to it. In addition to positions in other companies, Walnut Growth Limited Partnership owned 769,248 shares at February 2000 when webMethods, Inc. completed its initial public offering.

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

         Equity-based compensation expense for the year ended December 31, 1999 was $595,000. There were no equity-based compensation expenses for the nine months ended December 31, 1998. Equity-based compensation expenses consist of non-cash charges related to the amortization of unearned compensation associated with stock options granted at below fair market value and restricted stock grants. Amortization is over the vesting periods of the stock options and restricted stock, which vesting periods generally range from ninety days to ten years.

         Amortization expense for the year ended December 31, 1999 increased to $86,000 from zero for the nine months ended December 31, 1998. The increase in amortization expenses is primarily related to the amortization of goodwill from our merger with Walnut on November 1, 1999 and the acquisition of Mercury Coast on December 29, 1999.

         Our provision for income taxes for income from continuing operations for the year ended December 31, 1999 increased to $1.1 million from $35,000 for the nine months ended December 31, 1998. This increase was primarily due to the increase in net income from continuing operations for 1999.

         We decided to discontinue the accounts receivable factoring business in the first quarter of 2000. The assets, revenues and expenses of the factoring business have been reclassified in these financial statements as discontinued operations. The net loss from the discontinued operations for the year ended December 31, 1999 amounted to $124,000.

Liquidity and Capital Resources

         At December 31, 2000 we had cash and cash equivalents and marketable securities (which were sold early in 2001) in the total amount of approximately $9.7 million. At the present time, we do not anticipate that we will generate significant amounts of revenue during 2001. Also, we expect to expend significant funds to liquidate the operations of Zinook and, if management determines that the establishment of a liquidating trust is feasible and in the Company's best interests, then to establish a liquidating trust. See "Liquidating Trust" under Item 1 above. Our cash flow projections indicate that we will have sufficient cash and other financial resources to enable us to continue activities throughout 2001.

         During the year ended December 31, 2000, cash provided by operating activities was $4.8 million compared to $1.9 million used in the year ended December 31, 1999. This consisted primarily of $7.8 million of proceeds from the sale of our webMethods holding in the fourth quarter of 2000. The sale of the webMethods position was completed in January 2001 and the Company received an additional $2.5 million. We intend to continue to sell other positions in our equity portfolio when circumstances are deemed appropriate.

         Cash used in investing activities was $8.2 million for the year ended December 31, 2000 compared to $480 thousand used in the year ended December 31, 1999. We invested approximately $4.9 million in nonmarketable securities, partnerships, limited liability companies and other interests; $2.2 million was used to purchase furniture, fixtures and equipment, and $1.1 million was placed as a deposit to secure our lease commitment.

         Cash provided by financing activities was $9.4 million for the year ended December 31, 2000 compared to $3.4 million provided in the year ended December 31, 1999. In February 2000, we called for redemption our outstanding Class A Warrants (the "Warrants"), and the holders exercised all of the Warrants for $9 per share of common stock. This resulted in proceeds to us of approximately $5.7 million and we issued 633,373 new shares of common stock upon exercise of the Warrants. In August 2000 we received gross proceeds of $5 million ($4.7 million, net of related expenses) from the August 2000 issuance of 5,000 shares of Series A participating convertible preferred stock and a related warrant in a private placement to Castle Creek.

         On or about February 8, 2001, we received notification from Nasdaq that the bid price for our Common Stock has been below $1.00 for 30 consecutive trading days. While our Common Stock remains listed on the Nasdaq National Market, if a minimum bid price of $1.00 is not achieved for at least 10 consecutive trading days during the ninety day period ending May 8, 2001, Nasdaq will notify us that the Common Stock will be delisted from the Nasdaq National Market. At that time, we will have the right to appeal the delisting decision to a Nasdaq Listing Qualifications Panel. We received a subsequent notification, subject to a similar appeal, that the market value of our public float no longer meets the Nasdaq's $5 million minimum.

         Even if we were to be delisted, we anticipate that trading of our securities would thereafter be conducted in the over-the-counter market in the "pink sheets" or the National Association of Securities Dealers' "Electronic Bulletin Board." If our securities were delisted it could materially and adversely affect our ability to raise funding.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The primary market risk we face is the fluctuation in the market value of the securities we hold in our venture partner and venture portfolio companies, and the securities we receive in payment of fees for our venture development and venture banking services. The market prices for those companies that are publicly held have been very volatile, experiencing wide fluctuations. Our profitability may be materially and adversely affected by period-to-period declines in the market values of our venture partner and venture portfolio companies. Historically, we have not generally engaged in hedging transactions to minimize this risk.

         We are not subject to market risk associated with interest risk sensitive instruments because we do not invest in instruments that are not United States instruments and we do not enter into hedging transactions.

         Historically, we have had very low exposure to changes in foreign currency exchange rates, and as such, have not used derivative financial instruments to manage foreign currency fluctuation risk. For the year ended December 31, 2000 and at present, we do not believe that our exposure to changes in foreign currency exchange rates has increased.

ITEM 8.  INDEX TO THE FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following Consolidated Financial Statements of THCG and its subsidiaries, together with the report of the independent auditors thereon, are presented on pages F-1 through F-22 hereof as set forth below:

THCG, INC. AND SUBSIDIARIES                                          PAGE
Report of Arthur Andersen LLP
     Independent Public Accountants................................  F-1
Consolidated Balance Sheets - December 31, 2000 and 1999...........  F-2
Consolidated Statements of Operations - for the years
ended December 31, 2000 and 1999 and for the nine months
ended December 31, 1998............................................  F-3
Consolidated Statements of Changes in Stockholders'
Equity - for the years ended December 31, 2000 and 1999
and for the nine months ended December 31, 1998....................  F-4
Consolidated Statements of Cash Flows - for the years
ended December 31, 2000 and 1999 and for the nine months
ended December 31, 1998............................................  F-5
Notes to Consolidated Financial Statements ........................  F-6 to F-19
Quarterly Income Disclosure........................................  F-20
Report of Cohen & Schaeffer, P.C.
     Independent Public Accountants................................  F-21
Report of BDO Seidman LLP
     Independent Public Accountants................................  F-22

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Information Concerning Directors

         Our Board of Directors, consisting of nine directors, is divided into three classes. Each class of directors is elected for a staggered three-year term. Our By-laws permit the Board of Directors to adjust the size of the Board from a minimum of three directors to a maximum of twelve. Our directors hold office until the annual meeting at which the term of the class in which they serve has expired and until their successors are duly elected and qualified or until their earlier death, disqualification, resignation or removal.

         The following table provides certain information as of March 31, 2001 about each of our directors:

Class II (serving until the
2001 Annual Meeting)              Age      Position                                                  Director Since
- --------------------              ---      --------                                                  --------------
Gene E. Burleson                  58       Director                                                  1996
Matthew Kaufman (1)               30       Director                                                  2000
Henry Klein (2)                   38       Director                                                  1999

Class III (serving until the
2002 Annual Meeting)              Age      Position                                                  Director Since
- --------------------              ---      --------                                                  --------------
Burton W. Kanter (1)              68       Director                                                  1995
Joel S. Kanter (2)                44       Director                                                  1995
Adi Raviv (3)                     45       Director, Co-Chairman of the Board and Chief Financial    1999
                                           Officer

Class I (serving until the
2003 Annual Meeting)              Age      Position                                                  Director Since
- --------------------              ---      --------                                                  --------------

Joseph D. Mark (3)                44       Director, Co-Chairman of the Board and Chief Executive    1999
                                           Officer
Evan M. Marks (3)                 43       Director, President and Chief Operating Officer of        1999
                                           THCG; President of THCG Ventures LLC (4)
Stanley B. Stern (1)(2)           43       Director                                                  1999


(1)      Member of the Compensation Committee.
(2)      Member of the Audit Committee.
(3)      Member of the Executive Committee.
(4) Effective April 1, 2001, Evan Marks resigned from the positions of President and Chief Operating Officer of THCG and as President of THCG Ventures. He will, however, remain a member of the Company's Board of Directors.

         The business experience for at least the past five years, principal occupation, employment and certain other information concerning each director is set forth below.

         Gene E. Burleson. Mr. Burleson, has been a Director of THCG and was a director of Walnut Capital, Inc., a subsidiary of ours ("Walnut Capital"), from June 1996 to November 1999. Mr. Burleson served as Chairman of the Board and Chief Executive Officer of GranCare, Inc., from 1994 to 1997. Following the merger of GranCare, Inc.'s pharmacy operations with Vitalink Pharmacy Services, Inc., he served as Chief Executive Officer of Vitalink Pharmacy Services, Inc. from February 1997 to August 1997. His previous experience includes serving as President and Chief Operating Officer of American Medical International, Inc. Mr. Burleson is also a director of Decker's Outdoor Corp., Alterra Healthcare Corporation and Mariner Post-Acute Network, Inc., all publicly-held companies.

         Matthew Kaufman. Mr. Kaufman is a Managing Director of GSCP, which he joined in 1997. Mr. Kaufman was previously Director of Corporate Finance with NextWave Telecom, Inc. From 1994 to 1996, Mr. Kaufman was employed in the Merchant Banking and Mergers and Acquisitions departments of The Blackstone Group. From 1993 to 1994, he was employed by Bear Stearns & Co. Inc. primarily in its Mergers and Acquisitions department.

         Henry Klein. Mr. Klein is a co-founder of TDA Capital Partners, Inc. ("TDA") which was formed in 1996 as Templeton Direct Advisors, Inc., a subsidiary of Templeton Worldwide, Inc. In June 1999, Templeton Direct Advisors was acquired by its management from Templeton Worldwide and changed its name to TDA Capital Partners, Inc. TDA manages more than $100 million of assets through funds investing in Central Europe, Israel and the United States. Mr. Klein is responsible for technology and telecommunications investments at TDA. Prior to joining TDA, from December 1995 to February 1996, Mr. Klein was a Senior Vice President of Bassini, Playfair & Associates LLC, the successor to the private equity investment arm of BEA Associates ("BEA"). From April 1993 to December 1995, Mr. Klein was a Vice President of BEA where he managed direct investments in emerging markets and served as an officer of a number of New York Stock Exchange listed closed-end funds. Prior to joining BEA, from August 1989 to March 1993, Mr. Klein was a member of the investment banking department at Lehman Brothers. Mr. Klein is also a director of RTimage Ltd. and TechOnline, Inc.

         Burton W. Kanter. Mr. Kanter has been a director of THCG, and our predecessor, Walnut, since 1985 and was the Chief Executive Officer and President of Walnut Capital from February 1985 to April 1996. Mr. Kanter was a director of Walnut Capital from 1983 to November 1999 and Treasurer of Walnut Capital from January 1994 to February 1995. Prior to 2000, Mr. Kanter acted as counsel to Neal Gerber & Eisenberg, a Chicago, Illinois law firm, and was a partner in the law firm of Kanter & Eisenberg and its predecessor firms. Mr. Kanter is currently of counsel to Barack Ferrazzano Kirschbaum Perlman & Nagelberg. He is the author of numerous articles and a frequent lecturer in the field of federal income taxation, and founder of the nationally known column in the Journal of Taxation called "Shop Talk." He is a member of the faculty of the University of Chicago Law School. He is a director of Logic Devices Incorporated. He is a member of the Board of Directors or the Board of Trustees of: the Midwest Film Center of the Chicago Art Institute, the Chicago International Film Festival and the Museum of Contemporary Art of Chicago. He is also on the advisory board of the Real Estate Center at the Wharton School of the University of Pennsylvania and the University of Chicago Annual Tax Conference. In addition, Mr. Kanter serves as a member of the Visiting Committee of the University of Chicago Art Department and as a member of the Visiting Committee of the Law School of the University of Chicago.

         Joel S. Kanter. Mr. Kanter has been a director of THCG and our predecessor, Walnut, since February 1995 and was the President and Chief Executive Officer of Walnut and Walnut Capital from 1995 to November 1, 1999. From 1988 to February 1995, Mr. Kanter was a consultant to Walnut Capital. Mr. Kanter has served as President of Windy City, Inc. ("Windy City"), a privately held investment firm, since July 1986. In 1978 and 1979, Mr. Kanter served as a Legislative Assistant to Congressman Abner J. Mikva (D-Ill.) specializing in Judiciary Committee affairs. From 1980 to 1982, Mr. Kanter served as a Special Assistant to the National Association of Attorneys General, representing that organization's positions in the criminal justice and environmental arenas. From 1982 to 1984, Mr. Kanter served as Staff Director of the House Subcommittee on Legislative Process chaired by Congressman Gilles D. Long (D-La.). In that capacity, he also lent assistance to the House Democratic Caucus which was also chaired by Congressman Long. In 1985 and 1986, Mr. Kanter served as Managing Director of The Investors' Washington Service, an investment advisory company specializing in providing advice to large institutional clients regarding the impact of federal legislative and regulatory decisions on debt and equity markets. Clients of The Investors' Washington Service included Amoco Oil, AT&T, Bankers Trust, Citicorp, Chase Manhattan Bank, Chrysler Corporation, General Motors and J.C. Penney. Mr. Kanter is also a director of Mariner Post-Acute Network, Inc., I-Flow Corporation, Encore Medical Corporation and Magna-Lab, Inc., each of which is a publicly-held company, as well as a number of private concerns.

         Adi Raviv. Mr. Raviv served as a Co-Chief Executive Officer of THCG from November 1999 until August 9, 2000 and has served as a Co-Chairman of the Board since November 1999 and the Chief Financial Officer of THCG since August 9, 2000. From 1998 to November 1999, Mr. Raviv was Managing Director and Secretary of Tower Hill. Prior to joining Tower Hill, in 1996 and 1997 he was the founder and Managing Director of The HTI Group, a small merchant banking group focusing on technology, healthcare and emerging growth companies. From 1994 to 1996, Mr. Raviv was a Senior Managing Director and Head of Global Investment and Merchant Banking for Oscar Gruss & Son Incorporated until the acquisition of its Israeli operations by CIBC Oppenheimer. Prior to his association with Oscar Gruss in 1993 and 1994, he was the President and one of the founders of the Stockton Group, established in 1993 to organize and manage the Renaissance Funds, a $155 million private equity fund formed to invest in the Middle East. Mr. Raviv was also a Vice President of BEA Associates and a member of the management team of its International Equities Group. From 1987 to 1993, Mr. Raviv was a member of the investment banking department of Lehman Brothers. Mr. Raviv is also a director of several private companies, including Global Credit, Inc., Globecom Interactive, Inc., IT Utility Inc. and Test University, Inc.

         Joseph D. Mark. Mr. Mark served as a Co-Chief Executive Officer of THCG from November 1999 until August 9, 2000 and has served as a Co-Chairman of the Board since November 1999 and the Chief Executive Officer of THCG since August 9, 2000. In addition, Mr. Mark currently serves as President of Tower Hill. Prior to April 1998, Tower Hill was known as Hambro America Securities, Inc. From 1995 to November 1999, Mr. Mark served as President and Managing Director of Tower Hill where he was responsible for the management, coordination and direction of Tower Hill's domestic and cross-border corporate finance and mergers and acquisitions business. Mr. Mark is also a founder and general partner of The Israel International Fund. Prior to joining Tower Hill, Mr. Mark worked for a number of years as a mergers and acquisitions specialist, most recently as a Vice President of Drexel Burnham Lambert Incorporated. Previously, he was a member of the investment banking departments of Salomon Brothers Inc., Warburg Paribas Becker, Inc. and Bankers Trust.

         Evan M. Marks. Mr. Marks has served as President of THCG Ventures LLC, a subsidiary of THCG, since January 1, 2000, as Executive Vice President of THCG from August 9, 2000 to December 31, 2000 and has served as President and Chief Operating Officer of THCG since January 1, 2000. Effective April 1, 2001, Evan Marks resigned from the positions of President and Chief Operating Officer of THCG and as President of THCG Ventures. He will, however, remain a member of the Company's Board of Directors. Mr. Marks is also the managing member of Alben Asset Management LLC ("Alben"), a private investment company based in New York. Prior to forming Alben in 1998, Mr. Marks was in partnership with George Soros from 1992 to 1998 as the President of G. Soros Realty, Inc. Prior to his association with Mr. Soros, Mr. Marks was a Managing Director of Wasserstein Perella & Co. and a principal in the real estate investment group of Lazard Freres & Co.

         Stanley B. Stern. Since January 2000, Mr. Stern has been Managing Director of STI Ventures Advisors LLC ("STI"). Prior to STI, Mr. Stern was with CIBC World Markets ("CIBC") where he most recently served as head of the Technology Investment Banking group. Mr. Stern was with CIBC since December 1981. Mr. Stern's broad transaction experience includes numerous public and private financings of equity and debt, and financial advisory assignments, including mergers and acquisitions, opinions and restructurings. Prior to joining CIBC, Mr. Stern was associated with Salomon Brothers. Mr. Stern is a director of Interregnum PLC and of Zen Research PLC.

Information Concerning Executive Officers

         Our executive officers as of March 31, 2001 are identified below. Information regarding the business experience of the executive officers is set forth above under the heading "Information Concerning Directors." Each executive officer is elected annually by our Board of Directors and serves until the next regular annual meeting of our Board of Directors and until his successor is duly elected and qualified, or until his earlier death, disqualification, resignation or removal.

Name                               Age   Position
- ----                               ---   --------
Joseph D. Mark ................    44    Co-Chairman of the Board
                                         and Chief Executive Officer
Adi Raviv .....................    45    Co-Chairman of the Board
                                         and Chief Financial Officer
Evan M. Marks .................    43    President and Chief Operating Officer;
                                         President of THCG Ventures LLC (1)

(1) Effective April 1, 2001, Evan Marks resigned from the positions of President and Chief Operating Officer of THCG and as President of THCG Ventures. He will, however, remain a member of the Company's Board of Directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock to report their ownership of and transactions in our Common Stock to the SEC and The Nasdaq National Stock Market. Copies of these reports are also required to be supplied to us. We believe, based solely on a review of the copies of such reports received by us, that all applicable Section 16(a) reporting requirements were complied with during 2000, except that each of Gene E. Burleson, Henry Klein, Burton W. Kanter, Joel S. Kanter, Evan M. Marks and Stanley B. Stern were late in filing a Form 5.

ITEM 11. EXECUTIVE COMPENSATION

         Summary Compensation Table. The following table sets forth compensation earned, whether paid or deferred, by our Chief Executive Officer, other executive officers of ours as of December 31, 2000 and our former Chief Operating Officer (collectively, the "Named Executive Officers") for services rendered in all capacities to us during the years ended December 31, 1998, 1999 and 2000.

                                                                                      Long-Term Compensation
                                                                                              Awards
                                              Annual Compensation
                                                                                      Restricted   Securities    All Other
                                                                                        Stock      Underlying  Compensation
Name and Principal Position       Year     Salary($)     Bonus($)       Other($)      Awards($)    Options (#)       ($)
- ---------------------------       ----     ---------     --------       --------      ---------    -----------      ---
Joseph D. Mark ................   2000     $200,000        $  0         $15,948          --           --            --
   Chief Executive Officer        1999       33,333 (1)       0             492          --         450,000       $ 3,130
                                  1998        --            --            --             --           --            --

Adi Raviv .....................   2000     $200,000        $  0         $26,790          --           --          $ 3,870
   Chief Financial Officer        1999       33,333 (1)       0           2,551          --         450,000         --
                                  1998        --            --            --             --           --            --

Larry W. Smith ................   2000     $150,000 (2) $150,000         $4,700          --           --            --
   President                      1999        --             --           --             --         310,000         --
                                  1998        --            --            --             --           --            --

Evan M. Marks .................   2000     $137,500 (4)    $  0            $  0          --         775,000        $1,000
   President and                  1999        --            --            --             --           --            --
   Chief Operating Officer (6)    1998        --            --            --             --           --            --


Shai Novik ....................   2000     $113,617 (5)    $  0          $8,248          --           --           $1,011
   Former Chief Operating         1999       25,000 (1)       0           1,188       $1,349,518    100,000           731
   Officer                                                                               (3)
                                  1998        --            --             --            --           --            --

(1) Represents a pro-rated annual salary for the period of November 1, 1999, the date on which the executive became an employee of ours, through December 31, 1999. The executive's annual salary is described below under the section "Employment Agreements."

(2) Larry W. Smith's compensation was subject to the terms of his employment agreement with us, entered into on December 29, 1999 (see "Employment Agreements"). Mr. Smith was not added to our payroll until January 1, 2000, and he resigned as an officer and director of ours on December 31, 2000.

(3) Represents the dollar value (net of consideration paid) of the restricted stock calculated by multiplying $3.625, the market price of the our Common Stock on November 1, 1999, the date of the issuance, by the number of shares awarded, 372,281. The restricted stock is divided into First Class and Second Class. The First Class consists of 204,755 shares of restricted stock. The vesting schedule with respect to that class is as follows: 68,251.66 shares vested on November 1, 1999 and the remaining 136,503.34 were to vest in four equal three-month quarterly installments, commencing on February 1, 2000 and ending on November 1, 2000. The Second Class consists of 167,526 shares of restricted stock. The vesting schedule with respect to that class is as follows: 22,336.79 shares vested on November 1, 1999 and the remaining 145,189.21 were to vest in twelve quarterly installments, commencing on February 1, 2000 and ending on November 1, 2002. Mr. Novik resigned as an officer of ours as of October 8, 2000 and all unvested shares on that date were forfeited.

(4) Represents a pro-rated annual salary for the period February 1, 2000, the date that Mr. Marks became an employee of ours, through December 31, 2000.

(5) Represents a pro-rated annual salary for the period January 1, 2000 to October 8, 2000, the effective date of Mr. Novik's resignation as an officer of ours.

(6) Effective April 1, 2001, Evan Marks resigned from the positions of President and Chief Operating Officer of THCG and as President of THCG Ventures. He will, however, remain a member of the Company's Board of Directors.

         Option Grants Table. Shown below is information regarding grants of stock options to Mr. Evan M. Marks during the fiscal year ended December 31, 2000. None of the other Named Executive Officers were granted stock options during such fiscal year. Mr. Marks received a grant of an option for 195,000 shares of Common Stock upon his employment as President of THCG Ventures, and an additional grant for 500,000 shares upon his employment as our Executive Vice President and Chief Operating Officer.

                                               % of Total
                                                 Options                                Potential Realizable Value at Assumed
                                               Granted to                                    Annual Rates of Stock Price
                     Number of Securities     Employees In    Exercise                      Appreciation for Option Terms
                      Underlying Options      Fiscal Year       Price      Expiration
Name                        Granted                (a)        ($/Share)       Date            0%            5%           10%
- ----                        -------                ---        ---------       ----            --            --           ---
Evan M. Marks               48,750                  1.9%       $12.50         2/1/05      $469,219      $767,228    $1,127,734
                            48,750                  1.9          15.00        2/1/05       347,344       645,353     1,005,854
                            48,750                  1.9          17.50        2/1/05       225,469       523,478       883,984
                            48,750                  1.9          20.00        2/1/05       103,594       401,603       762,109
                           500,000                 19.6          4.125        8/9/10             0     1,297,000     3,287,000

(a) The total number of options granted to employees in 2000 was 2,556,666 under our 1999 Stock Incentive Plan and our 2000 Stock Incentive Plan.

         Aggregated Option Exercises and Fiscal Year-End Option Value Table. Shown below is information regarding stock options exercised during the fiscal year ended December 31, 2000 and the value of stock options as of December 31, 2000, held, by each of the Named Executive Officers.

                                                                       Number of
                                                                 Securities Underlying           Value of Unexercised
                               Shares                           Unexercised Options at          In-The-Money Options at
                              Acquired           Value            Fiscal Year-End (#)             Fiscal Year-End ($)
Name                      On Exercise (#)    Realized ($)     (Exercisable/Unexercisable)     (Exercisable/Unexercisable)
- ----                      ---------------    ------------     ---------------------------     ---------------------------
Joseph D. Mark                   0                 $0            392,222     /  23,352                $ 0  /   $  0
Adi Raviv                        0                  0            392,222     /  23,352                  0  /      0
Larry W. Smith                   0                  0                  0     /       0                  0  /      0
Evan M. Marks                    0                  0            144,999     / 655,001                  0  /      0
Shai Novik                       0                  0            100,000     /       0                  0  /      0

Director Compensation

         Members of the current Board of Directors are not compensated for their services as such. The Board of Directors has approved and adopted, and our stockholders have approved, THCG's 2000 Non-Employee Director Stock Option Plan under which each director of ours who is not also an employee each year automatically is granted an option to purchase 10,000 shares of our Common Stock, plus an additional option to purchase 2,500 shares of our Common Stock for each committee of the Board of Directors on which he serves.

Employment Agreements

         Joseph D. Mark. Pursuant to his employment agreement, Joseph D. Mark was employed as our Co-Chief Executive Officer for a five-year term, commencing November 1, 1999, which term will be automatically extended for one or more additional annual periods unless either we or Mr. Mark gives written notice, no less than ninety (90) days prior to the end of the initial term, or any extension thereof, of his or its election not to renew the agreement. On August 9, 2000, Mr. Mark was appointed a our Co-Chairman of the Board and the Chief Executive Officer. The agreement provides that Mr. Mark's annual base salary will be a minimum of $200,000 per year, or such greater sum as may be fixed by the Compensation Committee of our Board of Directors, provided that any such greater sum will become the minimum rate of compensation for so long as Mr. Mark remains employed by us. In addition, Mr. Mark will be entitled to bonus compensation as reasonably determined in good faith by the Compensation Committee. Pursuant to the employment agreement, Mr. Mark received an option to purchase 450,000 shares of our Common Stock under the 1999 Plan. Mr. Mark will be entitled to participate in any and all employee benefit plans generally available to our most senior executives and will be entitled to participate fully in our group pension, profit sharing and employee benefit programs made available to employees of ours generally. We will provide other benefits to Mr. Mark, including, the following: we will lease or purchase an automobile for Mr. Mark (or reimburse Mr. Mark for a lease of an automobile in his own name) at a cost not to exceed $1,000 per month (including other related costs, expenses and fees); we will pay the premiums on an ordinary life insurance policy on Mr. Mark's behalf in the principal amount of $2,000,000; and we will also reimburse Mr. Mark for personal tax preparation and financial planning assistance in a total amount not to exceed $5,000 per year.

         In the event that Mr. Mark's employment is terminated prior to the expiration of the term by reason of his death or total disability, we will pay Mr. Mark the following: any accrued but unpaid base salary for services rendered through the date of termination, a prorated amount of bonus compensation, any accrued but unpaid expenses required to be reimbursed pursuant to the employment agreement and any accrued vacation to the date of termination. If Mr. Mark's employment is terminated by us for "cause," or by Mr. Mark without "good reason" (as those terms are defined therein), we will pay Mr. Mark the following: any accrued but unpaid base salary for services rendered through the date of termination, any accrued but unpaid expenses required to be reimbursed pursuant to the employment agreement and any accrued vacation to the date of termination. In the event that Mr. Mark's employment is terminated by us without cause, or by Mr. Mark for "good reason" (as defined therein), we will pay Mr. Mark the following: any accrued but unpaid base salary for services rendered to the date of termination, such bonus as may reasonably be determined by us based on Mr. Mark's performance through the date of termination, any accrued but unpaid expenses required to be reimbursed pursuant to the employment agreement, any accrued vacation to the date of termination and continued payment of his base salary until the earlier of (a) 36 months after the date of termination or (b) the expiration of the term. Generally, in the event of Mr. Mark's termination, any benefits to which Mr. Mark may be entitled pursuant to any employee benefit plans and programs in which he participated will be determined in accordance with the terms of those plans and programs. Mr. Mark has also agreed to a noncompetition provision, which is effective during the term of his employment, and to a nonsolicitation provision (relating to employees and customers) which is effective during the term of the agreement and for a period of one year subsequent to any termination of the agreement or Mr. Mark's employment thereunder.

         Adi Raviv. Pursuant to his employment agreement, Adi Raviv was employed as our Co-Chief Executive Officer for a five-year term, commencing November 1, 1999, which term will be automatically extended for one or more additional annual periods unless either we or Mr. Raviv gives written notice, no less than ninety (90) days prior to the end of the initial term or any extension thereof, of his or its election not to renew the agreement. On August 9, 2000, our Board of Directors changed Mr. Raviv's title to a Co-Chairman of the Board and the Chief Financial Officer. The agreement provides that Mr. Raviv's annual base salary will be a minimum of $200,000 per year, or such greater sum as may be fixed by the Compensation Committee of our Board of Directors, provided that any such greater sum will become the minimum rate of compensation for so long as Mr. Raviv remains employed by us. In addition, Mr. Raviv will be entitled to bonus compensation as reasonably determined in good faith by the Compensation Committee. Pursuant to the employment agreement, Mr. Raviv received an option to purchase 450,000 shares of our Common Stock under the 1999 Plan. Mr. Raviv will be entitled to participate in any and all employee benefit plans generally available to our most senior executives and will be entitled to participate fully in our group pension, profit sharing and employee benefit programs made available to employees of ours generally. We will provide other benefits to Mr. Raviv, including the following: we will lease or purchase an automobile for Mr. Raviv (or reimburse Mr. Raviv for a lease of an automobile in his own name) at a cost not to exceed $1,000 per month (including other related costs, expenses and fees); we will pay the premiums on an ordinary life insurance policy on Mr. Raviv's behalf in the principal amount of $2,000,000; and we will also reimburse Mr. Raviv for personal tax preparation and financial planning assistance in a total amount not to exceed $5,000 per year.

         In the event that Mr. Raviv's employment is terminated prior to the expiration of the term by reason of his death or total disability, we will pay Mr. Raviv the following: any accrued but unpaid base salary for services rendered through the date of termination, a prorated amount of bonus compensation, any accrued but unpaid expenses required to be reimbursed pursuant to the employment agreement and any accrued vacation to the date of termination. If Mr. Raviv's employment is terminated by us for "cause," or by Mr. Raviv without "good reason" (as those terms are defined therein), we will pay Mr. Raviv the following: any accrued but unpaid base salary for services rendered to the date of termination, any accrued but unpaid expenses required to be reimbursed pursuant to the employment agreement and any accrued vacation to the date of termination. In the event that Mr. Raviv's employment is terminated by us without cause, or by Mr. Raviv for "good reason" (as those terms are defined therein), we will pay Mr. Raviv the following: any accrued but unpaid base salary for services rendered to the date of termination, such bonus as may reasonably be determined by us based upon Mr. Raviv's performance through the date of termination, any accrued but unpaid expenses required to be reimbursed pursuant to the employment agreement, any accrued vacation to the date of termination and continued payment of his base salary until the earlier of (a) 36 months after the date of termination or (b) the expiration of the term. The change of Mr. Raviv's title from a Co-Chief Executive Officer to a Co-Chairman of the Board and the Chief Financial Officer may constitute "good reason" under his employment agreement and, if so, would permit Mr. Raviv to terminate his employment with the consequences described above in this paragraph. Generally, in the event of Mr. Raviv's termination, any benefits to which Mr. Raviv may be entitled pursuant to any employee benefit plans and programs in which he participated will be determined in accordance with the terms of those plans and programs. Mr. Raviv has also agreed to a noncompetition provision, which is effective during the term of his employment, and to a nonsolicitation provision (relating to employees and customers) which is effective during the term of the agreement and for a period of one year subsequent to any termination of the agreement or Mr. Raviv's employment thereunder.

         Larry W. Smith. On December 29, 1999, we entered into an employment agreement with Larry W. Smith. Mr. Smith voluntarily terminated his employment with us on December 31, 2000. The agreement provided that Mr. Smith's annual base salary was $150,000 per year. In addition, Mr. Smith was entitled to a bonus in respect of the year 2000 in a minimum amount of $50,000 as determined by the Compensation Committee of the Board of Directors; thereafter, Mr. Smith was entitled to bonus compensation in accordance with a bonus scheme based on the operating profit of the business unit(s) of ours for which Mr. Smith was responsible, as devised in good faith by the Compensation Committee of the Board of Directors. Mr. Smith received a grant of an option to purchase 310,000 shares of our Common Stock under the 1999 Plan. Mr. Smith was entitled to participate in any group pension, profit sharing and employee benefit programs made available to employees of our generally. We provided other benefits to Mr. Smith, including, without limitation, the following: we provided automobile expenses that did not exceed $500 per month (including other related costs, expenses and fees); we paid premiums on any life insurance policy (up to $1 million), medical insurance, group health, disability insurance, and any other benefit plan or program made generally available by us to our most senior executives; we also reimbursed Mr. Smith for personal tax preparation and financial planning assistance in a total amount that did not exceed $2,500; and Mr. Smith was entitled to any other benefits or perquisites on terms no less favorable than those pursuant to which such benefits or perquisites were made available to any other executive or employee of ours.

         Evan M. Marks. On February 1, 2000, THCG Ventures entered into an employment agreement with Evan M. Marks, pursuant to which Mr. Marks will serve as President and Chief Executive Officer of THCG Ventures, a wholly-owned subsidiary of Tower Hill, or in an equivalent position with an affiliate of THCG Ventures or THCG, for a three-year term, which term will be automatically extended for one or more additional annual periods unless either THCG Ventures or Mr. Marks gives written notice, no less than ninety (90) days prior to the end of the initial term, or any extension thereof, of his or its election not to renew the agreement. On August 9, 2000, Mr. Marks's employment agreement was amended to appoint him to the additional office of Executive Vice President and Chief Operating Officer of THCG and on February 27, 2001 Mr. Marks was appointed President of THCG, effective as of January 1, 2001, and his employment agreement was amended to so provide. The amended agreement provides that Mr. Marks's annual base salary will be $150,000 per year, or such greater sum as may be fixed by our Compensation Committee of the Board of Directors; provided that any such greater sum will become the minimum rate of compensation for so long as Mr. Marks remains employed by THCG Ventures, us or one of our affiliates. In addition, Mr. Marks was entitled to a bonus in respect of the year 2000 in a minimum amount of $50,000; thereafter, Mr. Marks will be entitled to bonus compensation in accordance with a bonus scheme based on the operating profit of the business unit(s) of THCG Ventures, us or any of our affiliates for which Mr. Marks is responsible, as devised in good faith by our Compensation Committee of the Board of Directors. Pursuant to his employment agreement, Mr. Marks received grants of options in the aggregate to purchase 695,000 shares of our Common Stock under the 2000 THCG, Inc. Stock Incentive Plan. Mr. Marks was granted an option to purchase an additional 500,000 shares of our common stock in connection with the August 9, 2000 amendment to his employment agreement. Mr. Marks will be entitled to participate in any group pension, profit sharing and employee benefit programs made available to employees of ours generally. THCG Ventures will provide other benefits to Mr. Marks, including, without limitation, the following: THCG Ventures will lease or purchase an automobile for Mr. Marks (or reimburse Mr. Marks for a lease of an automobile in his own name) at a cost not to exceed $500 per month (including other related costs, expenses and fees); THCG Ventures will pay the premiums on any life insurance policy (up to $1 million), medical insurance, group health, disability insurance, and any other benefit plan or program made generally available by THCG Ventures or us to our most senior executives; THCG Ventures will also reimburse Mr. Marks for personal tax preparation and financial planning assistance in a total amount not to exceed $2,500 per year; and Mr. Marks will be entitled to any other benefits or perquisites on terms no less favorable than those pursuant to which such benefits or perquisites are made available to any other executive or employee of THCG Ventures or us.

         Mr. Marks has also agreed to a noncompetition provision, which is effective during the term of his employment, and to a nonsolicitation provision (relating to employees and customers) which is effective during the term of the agreement and for a period of one year subsequent to any termination of the agreement or Mr. Marks's employment thereunder. Effective April 1, 2001, in connection with Mr. Marks' resignations from the positions of President and Chief Operating Officer of the Company and as President of THCG Ventures, the Company and THCG Ventures agreed to terminate Mr. Marks' employment contract and to vest all of his outstanding stock options.

         Shai Novik. Pursuant to his employment agreement, Shai Novik served as our Chief Operating Officer from November 1, 1999 until his resignation, effective October 8, 2000. The agreement provided that Mr. Novik's annual base salary was $150,000 per year. In addition, Mr. Novik was entitled to bonus compensation as reasonably determined in good faith by the Compensation Committee and in accordance with the terms of any bonus compensation plans we make generally available to its senior executives or its employees. Mr. Novik received a grant of 372,281 shares of restricted our Common Stock under the 1999 Plan. Mr. Novik was entitled to participate in any and all employee benefit plans generally available to our most senior executives and was entitled to participate fully in our group pension, profit sharing and employee benefit programs made available to employees of ours generally. We provided other benefits to Mr. Novik, including the following: we provided automobile expenses that did not exceed $1,000 per month (including other related costs, expenses and fees); we paid the premiums on an ordinary life insurance policy on Mr. Novik's behalf in the principal amount of $2,000,000; and we also reimbursed Mr. Novik for personal tax preparation and financial planning assistance in a total amount that did not exceed $5,000. We loaned $349,449 to Mr. Novik to pay tax liabilities that he incurred as a result of his receipt of restricted stock awards. "See Item 12: Certain Relationships and Related Transactions" above.

Report of the Board of Directors on Executive Compensation

         For fiscal year 2000, the compensation of Messrs. Mark, Raviv, Smith, Evan M. Marks and Novik were governed by the terms and conditions of each executive's employment agreement with THCG, see "Employment Agreements" above. Messrs. Mark and Raviv did not receive any bonus compensation in respect of the year 2000. Mr. Marks waived his contractual right to a cash bonus of $50,000 in respect of the year 2000 provided for in his employment agreement. See "Item 13. Certain Relationships and Related Transactions" below. The Board of Directors approved a cash bonus of $150,000 for Mr. Smith in connection with his resignation effective December 31, 2000.

Gene E. Burleson
Burton W. Kanter
Joel S. Kanter
Matthew Kaufman
Henry Klein
Joseph D. Mark
Evan M. Marks
Adi Raviv
Stanley B. Stern

Compensation Committee Interlocks and Insider Participation

         There were no interlocks or insider participation with respect to our Board of Directors.

Stock Performance Graph

         The following graph provides a comparison of the cumulative total stockholder return among THCG, the Nasdaq Stock Market total return index (the "Nasdaq Stock Market Index") and the Nasdaq Financial Stocks total return index. The comparison is for the period from December 31, 1995 to December 31, 2000 and assumes an investment of $100 on December 31, 1995 and the reinvestment of any dividends. The initial price of our Common Stock shown in the graph below is based upon the price of $13.50 (adjusted to reflect the 5-into-1 reverse split in January 1999) as reported on December 31, 1995 on the Nasdaq National Market. The Nasdaq Stock Market Index comprises all domestic shares traded on the Nasdaq National Market and The Nasdaq SmallCap Market. The Nasdaq Financial Stocks Index comprises all shares traded on the Nasdaq National Market and The Nasdaq SmallCap Market which were issued by companies whose primary business falls within Standard Industrial Classification (SIC) codes 60 through 67. The historical information set forth below is not necessarily indicative of future performance. From October 15, 1997 to November 1, 1999, we (formerly named Walnut Financial Services, Inc.) were a business development company ("BDC") and registered under the 1940 Act. Upon the acquisition of Tower Hill, effective November 1, 1999, we withdrew our election to be registered as a BDC under the 1940 Act.

                                              Cumulative Total Return

                                                   12/95     12/96     12/97    12/98    12/99    12/00
                                                   -----     -----     -----    -----    -----    -----
           THCG, Inc.                               100        50       67       15       212       5
           Nasdaq Stock Market Index                100       123       150      210      391      238
           Nasdaq Financial Stocks Index            100       128       204      199      184      209


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information, as of March 29, 2001, concerning our Common Stock beneficially owned (i) by each director of THCG,
(ii) by the Named Executive Officers and all executive officers and directors as a group, and (iii) by each stockholder known by us to be the beneficial owner of more than 5% of the outstanding Common Stock. Unless otherwise indicated in the footnotes to the table, the beneficial owners named have, to the knowledge of THCG, sole voting and dispositive power with respect to the shares beneficially owned, subject to community property laws where applicable.

                                                                                                     Percent of Shares
                    Name and Address of Beneficial Owner                      Number of Shares          Outstanding
                    ------------------------------------                      ----------------          -----------
Gene E. Burleson..................................................                   38,400 (1)                    *
     320 Argonne Drive
     Atlanta, GA 30305

Joel S. Kanter....................................................                  103,500 (2)                    *
     Windy City, Inc.
     800 Towers Crescent Drive
     Suite 1070
     Vienna, VA 22182

Burton W. Kanter..................................................                   82,500 (3)                    *
     333 W. Wacker Drive
     Suite 2700
     Chicago, Illinois 60606

Matthew Kaufman...................................................             ,        625 (4)               30.1 %
     GSC Partners, Inc.
     12 East 49th Street, Suite 3200
     New York, NY 10017

Henry Klein.......................................................                   17,500 (5)                    *
     TDA Capital Partners, Inc.
     15 Valley Drive
     Greenwich, CT 06831

Joseph D. Mark....................................................                  293,057 (6)               17.1 %
     THCG, Inc.
     512 Seventh Avenue, 17th Floor
     New York, NY 10018

Evan M. Marks.....................................................                   38,249 (7)                3.3 %
     THCG, Inc.
     512 Seventh Avenue, 17th Floor
     New York, NY 10018

                                                                                                     Percent of Shares
                    Name and Address of Beneficial Owner                      Number of Shares          Outstanding
                    ------------------------------------                      ----------------          -----------
Shai Novik........................................................                  262,329                    2.0 %
     5 Zelman Shnear Street
     Ramat Hasharon, Israel

Adi Raviv.........................................................                2,298,056 (8)               17.2 %
     THCG, Inc.
     512 Seventh Avenue, 17th Floor
     New York, NY 10018

Larry W. Smith....................................................                  299,335                    2.3 %
     15 West 18th Street
     Apartment 5E
     New York, NY  10018

Stanley B. Stern..................................................                   32,500 (9)                    *
     STI Ventures
     110 East 59th Street
     New York, NY 10022

Greenwich Street Investments II, L.L.C............................                4,500,000 (10)              30.0 %
     12 East 49th Street, Suite 3200
     New York, NY 10017

Castle Creek Technology Partners LLC..............................                2,926,467 (11)              21.9 %
     77 W. Wacker Drive, Suite 4040
     Chicago, IL 60601

All executive officers and directors as a group (9 persons).......               16,265,387 (12)               60.3 %

* Represents less than one percent (1%).

(1) Includes 30,000 shares issuable upon the exercise of options exercisable within 60 days.

(2) Includes 102,500 shares issuable upon the exercise of options exercisable within 60 days.

(3) Consists of 82,500 shares issuable upon exercise of options exercisable within 60 days.

(4) Includes 8,625 shares issuable upon exercise of options exercisable by Mr. Kaufman within 60 days. Also includes (1) 4,020,200 shares, of which 1,786,756 are issuable upon the exercise of warrants that are exercisable within 60 days, held by GSCP, (2) 83,813 shares, of which 37,250 are issuable upon the exercise of warrants that are exercisable within 60 days, held by GSCP Offshore Fund, L.P. ("GSCP Offshore"), (3) 136,179 shares, of which 60,524 are subject to warrants exercisable within 60 days, held by Greenwich Fund, L.P. ("Greenwich Fund"), (4) 239,994 shares, of which 106,664 are issuable upon the exercise of warrants that are exercisable within 60 days, held by Greenwich Street Employees Fund, L.P. ("Employees Fund"), and (5) 19,814 shares, of which 8,806 are issuable upon the exercise of warrants that are exercisable within 60 days, held by TRV Executive Fund, L.P. ("TRV" and together with GSCP, GSCP Offshore, Greenwich Fund and Employees Fund, the "Greenwich Street Funds"). The general partner of the Greenwich Street Funds is Greenwich Street Investments II, L.L.C. ("GSI"). GSCP, Inc. is the manager of the Greenwich Street Funds. Mr. Kaufman is a managing director of GSCP. Mr. Kaufman disclaims beneficial ownership of the shares owned by the Greenwich Street Funds.

(5) Consists of 17,500 shares issuable upon the exercise of options within 60 days.

(6) Includes 558,423 shares in the aggregate held in various trusts for the benefit of Joseph D. Mark's children, for which trusts his wife is trustee. Mr. Mark disclaims beneficial ownership of the shares held by such trusts. Also includes 392,222 shares issuable upon exercise of options within 60 days.

(7) Includes 50,000 held in trusts established for the benefit of Mr. Marks' children. Mr. Marks disclaims beneficial ownership of these shares held by such trusts. Includes 236,249 shares issuable upon the exercise of options within 60 days.

(8) Includes 465,352 shares held by Mr. Raviv in a grantor retained annuity trust. Also includes 392,222 shares issuable upon the exercise of options within 60 days.

(9) Includes 20,000 shares issuable upon the exercise of options within 60 days.

(10) Consists of shares held by the Greenwich Street Funds. See note (4) above.

(11) Consists of (1) 2,529,568 shares issuable upon the conversion of all of the THCG's outstanding series A participating preferred stock held by Castle Creek Technology Partners LLC ("Castle Creek") and (2) 396,899 shares issuable upon exercise of a stock purchase warrant held by Castle Creek.

(12)     See notes (1) through (9) above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Pursuant to an investment management agreement dated November 1, 2000, THCG, LLC, a wholly owned subsidiary of ours, engaged Windy City to manage on a discretionary basis certain portfolio investments held by THCG, LLC. Windy City will provide its services through Joel S. Kanter. The agreement has a three-year term and provides Windy City with an annual management fee of $25,000 and an incentive fee equal to 20% of all cash received upon liquidation of the portfolio in excess of $870,000.

         Pursuant to a prior consulting agreement between us and Windy City, Windy City, through the provision of the services of Joel S. Kanter, served as a consultant to us. The agreement provided for consulting fees at an annual rate of $100,000. In addition, we were required to reimburse Windy City for reasonable business expenses incurred in connection with the performance of its duties and responsibilities under the agreement. Windy City and we terminated the consulting agreement on November 1, 2000. Messrs. Joel S. Kanter and Joshua Kanter are brothers and are the President and Vice President, respectively, of Windy City. Trusts for the benefit of Mr. Burton W. Kanter's family own indirectly all of the outstanding common stock of Windy City. Burton W. Kanter is the father of Joel S. Kanter and Joshua Kanter. Burton W. Kanter and Joel S. Kanter are directors of ours.

         In December 1999, THCG Ventures LLC, a wholly-owned subsidiary of THCG, formed THCG Venture Partners I. The members of THCG Venture Partners I are THCG, LLC with a 9.9% interest, the Greenwich Street Funds, with a 75% interest, and THCG Partners LLC, with a 15.1% interest. THCG Ventures LLC is the manager of THCG Venture Partners I. Matthew Kaufman is a Managing Director GSCP, Inc., the manager of the Greenwich Street Funds, which beneficially owns approximately 29.3% of THCG's outstanding Common Stock. Members of THCG Partners LLC include Joseph D. Mark, Evan M. Marks, Adi Raviv and Larry W. Smith, who have made capital commitments to THCG Partners LLC in December 1999 of $250,000, $250,000, $250,000 and $125,000, respectively. The members of THCG Venture Partners I LLC are committed to make capital contributions of an aggregate of $20 million in accordance with their percentage interests, of which more than 90% had been contributed as of February 28, 2001.

         In March, 2000, Shai Novik, the then Chief Operating Officer of ours, executed two promissory notes (the "Notes") pursuant to which we loaned Mr. Novik the aggregate principal sum of $349,449, together with interest at the rates of 8.5% and 9% per annum respectively. The maturity dates of the Notes are December 31, 2002 and March 31, 2003, respectively. Mr. Novik voluntarily terminated his employment with us as of October 8, 2000. Mr. Novik has pledged and assigned to us a security interest in 40,000 shares of our restricted Common Stock owned by Mr. Novik as collateral for his obligations under the Notes.

         Mr. Larry Smith resigned as our Director and as President effective December 31, 2000. In connection with this resignation, the Board of Directors approved the termination of Mr. Smith's employment agreement and a cash performance bonus award to Mr. Smith in respect of the year 2000 of $150,000.

          Alben Asset Management LLC ("Alben") is a licensed real estate broker that is wholly owned by Evan M. Marks, our President and Chief Operating Officer. Alben acted as broker on our behalf in connection with the our lease at 512 Seventh Avenue in New York City (the "Premises"). Alben has received commission payments from the Premises' landlord of approximately $49,000 in November of 2000 and approximately $49,000 in February of 2001. Alben may be entitled to an additional payment of approximately $49,000 if we remain in occupancy of the Premises past the first anniversary date of the lease. Because Mr. Marks is legally prohibited from sharing any part of the commission with us, Mr. Marks waived his right under his employment agreement to a bonus of $50,000 in respect of his services to us for the year 2000.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(a)      (1)      All Consolidated Financial Statements of THCG and its
                  subsidiaries for the year ended December 31, 2000 are filed herewith. See Item 8 of this Report for a list of such financial statements.

         (2) All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Consolidated Financial Statement and notes thereto.

         (3)      Exhibits - See response to paragraph (c) below.

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the fourth quarter of 2000.

(c)      Exhibits.

         2.1 Agreement and Plan of Reorganization, dated November 8, 1994, by and between NFS Services, Inc. (Utah) and Walnut Capital Corp. (incorporated herein by reference to Exhibit 2.1 of the Walnut Financial Services Registration Statement on Form 10 filed with the SEC on May 11, 1995).

         2.2 Agreement and Plan of Merger, dated November 1, 1999, among Walnut Financial Services, Inc., Tower Hill Acquisition Corp. and Tower Hill Securities, Inc. (incorporated herein by reference to Exhibit A of the Walnut Financial Services Definitive Proxy Statement on Schedule 14A filed with the SEC on September 30, 1999).

         2.3 Agreement and Plan of Merger, dated December 29, 1999, among THCG, Inc., Coast Acquisition Corp. and Mercury Coast Inc. (incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K, filed with the SEC on January 6,
                  2000).

         2.4 Stock Purchase Agreement, dated February 7, 2000, between THCG, Inc. and certain stockholders of Global Credit Services, Inc. (incorporated herein by reference to Exhibit 2.4 of the Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 31, 2000).

         2.5 Agreement and Plan of Merger, dated as of April 6, 2000, between THCG, Inc., a Utah corporation, and THCG, Inc., a Delaware corporation (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K, filed with the SEC on May 17, 2000).

         3.1 Certificate of Incorporation of THCG, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed with the SEC on May 17, 2000).

         3.2 Bylaws of THCG, Inc. (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed with the SEC on May 17, 2000).

         4.1 Amended and Restated Voting Agreement, dated as of August 5, 1999, among Tower Hill Securities, Inc., the stockholders made a party thereto, and Walnut Financial Services, Inc. (incorporated herein by reference to Exhibit D to Exhibit A of Walnut Financial Services' Definitive Proxy Statement on
                  Schedule 14A filed with the SEC on September 30, 1999).

         4.2 Securities Purchase Agreement, dated as of October 29, 1999, among Greenwich Street Capital Partners II, L.P., GSCP Offshore Fund, L.P., Greenwich Fund, L.P., Greenwich Street Employees Fund, L.P., TRV Executive Fund, L.P. and Walnut Financial Services, Inc. (incorporated herein by reference to Exhibit 4.2 of the Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 31,
                  2000).

         4.3 Registration Rights Agreement, dated November 1, 1999, among THCG, Inc., Greenwich Street Capital Partners II, L.P., GSCP Offshore Fund, L.P., Greenwich Fund, L.P., Greenwich Street Employees Fund, L.P., TRV Executive Fund, L.P. (incorporated herein by reference to Exhibit 4.3 of the Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 31, 2000).

         4.4 Registration Rights Agreement, dated November 1, 1999, among THCG, Inc. and the parties listed as purchasers on the signature page thereof (incorporated herein by reference to Exhibit 4.4 of the Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 31,
                  2000).

         4.5 Registration Rights Agreement, dated November 1, 1999, among THCG, Inc. and the parties listed as purchasers on the signature page thereof (incorporated herein by reference to Exhibit 4.5 of the Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 31,
                  2000).

         4.6 Registration Rights Agreement, dated December 29, 1999, among THCG, Inc., Larry W. Smith, Ed Tedeschi and Michael Gegenheimer (incorporated herein by reference to Exhibit 4.6 of the Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 31, 2000).

         4.7 Securities Purchase Agreement, dated August 1, 2000, among THCG, Inc. and Castle Creek Technology Partners LLC (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed with the SEC on August 3,
                  2000).

         4.8 Designations, Preferences and Rights of Series A Participating Convertible Preferred Stock of THCG, Inc. (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed with the SEC on August 3, 2000).

         4.9 Registration Rights Agreement, dated August 2, 2000, among THCG, Inc. and Castle Creek Technology Partners LLC (incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K, filed with the SEC on August 3,
                  2000).

         10.1 THCG, Inc. 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed with the SEC on May 15, 2000).

         10.2 THCG, Inc. 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed with the SEC on May 15, 2000).

         10.3 THCG, Inc. 2000 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed with the SEC on May 15, 2000).

         10.4 * Investment Management Agreement, dated November 1, 2000, between THCG, LLC and Windy City, Inc. (filed herewith).

         10.5 Employment Agreement, dated November 1, 1999, between Walnut Financial Services, Inc. and Joseph D. Mark (incorporated herein by reference to Exhibit 10.5 of the Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 31, 2000).

         10.6 Employment Agreement, dated November 1, 1999, between Walnut Financial Services, Inc. and Adi Raviv (incorporated herein by reference to Exhibit 10.6 of the Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 31, 2000).

         10.7 Employment Agreement, dated February 1, 2000, between THCG Ventures, LLC and Evan Marks (incorporated herein by reference to Exhibit 10.11 of the Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 31,
                  2000).

         10.8 Amendment, dated as of August 9, 2000, to the Employment Agreement, dated February 1, 2000, by and between THCG Ventures, LLC and Evan Marks (incorporated by reference to
                  Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed with the SEC on November 14, 2000).

         10.9 * Second Amendment, dated as of January 1, 2001, to the Employment Agreement, dated February 1, 2000, by and between THCG Ventures, LLC and Evan Marks.

         10.10 The Walnut Capital Corporation 1987 Stock Option Plan (incorporated herein by reference to Exhibit 10.6 of our Registration Statement on Form 10 filed with the SEC on May 11, 1995).

         10.11 Walnut Financial Services, Inc. 1999 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.12 of the Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 31, 2000).

         10.12 Lease Agreement, dated April 13, 2000, between THCG and 500-512 Seventh Avenue Limited Partnership (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed with the SEC on August 14, 2000).

         21.1 *   Subsidiaries of THCG, Inc.

         23.1 *   Consent of Arthur Andersen LLP.

         23.2 *   Consent of Cohen & Schaeffer, P.C.

         23.3 *   Consent of BDO Seidman LLP

         ------------------

         * Filed with this Annual Report on Form 10-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   THCG, INC.


                                   By:      /s/ Joseph D. Mark
                                            ---------------------
                                   Name:    Joseph D. Mark
                                   Title:   Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Signature                     Title(s)                                Date
- ---------                     --------                                ----

                              Co-Chairman of the Board,           March 30, 2001
/s/ Joseph D. Mark            Chief Executive Officer
- ------------------            and Director (Principal
Joseph D. Mark                Executive Officer)

                              Co-Chairman of the Board,           March 30, 2001
/s/ Adi Raviv                 Chief Financial Officer
- -------------                 and Director (Principal
Adi Raviv                     Financial Officer)

/s/ Gene E. Burleson          Director                            March 30, 2001
- ---------------------------
Gene E. Burleson

/s/ Burton W. Kanter          Director                            March 30, 2001
- --------------------
Burton W. Kanter

/s/ Joel S. Kanter            Director                            March 30, 2001
- ---------------------------
Joel S. Kanter

/s/ Matthew Kaufman           Director                            March 30, 2001
- -------------------
Matthew Kaufman

/s/ Henry Klein               Director                            March 30, 2001
- ---------------
Henry Klein

/s/ Evan M. Marks             Director                            March 30, 2001
- -----------------
Evan M. Marks

/s/ Stanley B. Stern          Director                            March 30, 2001
- --------------------
Stanley B. Stern

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of THCG, Inc.:

We have audited the accompanying consolidated balance sheets of THCG, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We did not audit the financial statements of Global Credit Services, Inc. as of and for the year ended December 31, 2000, the investment in which is reflected in the accompanying financial statements using the equity method of accounting. The investment in Global Credit Services, Inc. represents 14 percent of total assets and the equity in its net loss represents 3 percent of net loss. The statements of Global Credit Services, Inc. were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for Global Credit Services, Inc. is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of THCG, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.



/s/ Arthur Andersen LLP


New York, New York
February 27, 2001

FINANCIAL STATEMENTS

THCG, INC.  AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999

(in thousands, except share and per share data)

                                                                                             December 31,
                                       ASSETS                                            2000          1999
                                                                                       --------    --------
                                                                                                    (Note 1)
CASH AND CASH EQUIVALENTS                                                              $  7,438    $  1,592

MARKETABLE SECURITIES                                                                     2,300       2,812

NONMARKETABLE SECURITIES, PARTNERSHIP,
    LIMITED LIABILITY COMPANY AND OTHER INTERESTS                                         7,863       7,104


OWNERSHIP INTEREST IN COMPANY ACCOUNTED FOR ON THE EQUITY METHOD                          4,254        --

FEES AND OTHER RECEIVABLES, NET OF ALLOWANCE OF $800 AND $ 0                                758         352

PREPAID EXPENSES AND OTHER ASSETS                                                           193         279

RESTRICTED CASH                                                                           1,050        --

LOANS RECEIVABLE, RELATED PARTIES                                                           439         312

FURNITURE, FIXTURES AND EQUIPMENT, net of accumulated depreciation of $82 and
    $299                                                                                  2,152         104

GOODWILL AND OTHER INTANGIBLE ASSETS, net of accumulated amortization of $1,209
    and $86                                                                               2,830      16,610

ASSETS OF DISCONTINUED OPERATIONS                                                          --         6,537
                                                                                       --------    --------

                 Total assets                                                          $ 29,277    $ 35,702
                                                                                       ========    ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
    Accounts payable, accrued expenses and other current liabilities                   $  2,999    $  1,933
    Loan payable                                                                           --           565
    Notes payable                                                                           600         600
    Deferred income taxes payable                                                          --           495
                                                                                       --------    --------
                 Total liabilities                                                        3,599       3,593
                                                                                       --------    --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Cumulative preferred stock - variable rate, $1,000 par value, 5,000 shares
       authorized, issued and outstanding at December 31, 2000                            5,000        --
    Common stock, $.01 par value, 50,000,000 shares authorized; 13,404,169 issued, and 13,143,769 outstanding as of December 31, 2000 and 11,751,113 issued
       and outstanding as of December 31, 1999                                              132         118
    Additional paid-in capital                                                           86,788      68,777
    Deferred compensation                                                               (17,951)    (27,294)
    Accumulated deficit                                                                 (47,870)     (9,492)
    Treasury stock at cost; 260,400 shares                                                 (421)       --
                                                                                       --------    --------
                 Total stockholders' equity                                              25,678      32,109
                                                                                       --------    --------
                 Total liabilities and stockholders' equity                            $ 29,277    $ 35,702
                                                                                       ========    ========

The accompanying notes are an integral part of these consolidated balance sheets.

THCG, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999, AND FOR THE NINE MONTHS ENDED DECEMBER 31, 1998 (in thousands, except share and per share data)

                                                                       Year Ended            Nine Months
                                                                                                Ended
                                                               ----------------------------  -------------
                                                                 December       December       December
                                                                 31, 2000       31, 1999       31, 1998
                                                               -------------  -------------  -------------
Revenues
Venture service fees                                            $     7,448    $     2,963    $     2,105
Realized and unrealized gains on investments, net and
interest income                                                       6,942          4,605             20
                                                               -------------  -------------  -------------
     Total Revenues                                                  14,390          7,568          2,125

Expenses
Selling, general and administrative                                  16,020          4,170          2,090
Equity-based compensation                                             9,467            595           ----
Amortization of goodwill and other intangible assets                  4,683             86           ----
Impairment of goodwill and other intangible assets                   16,379           ----           ----
                                                               -------------  -------------  -------------
     Total Expenses                                                  46,549          4,851          2,090

Income (loss) from continuing operations                           (32,159)          2,717             35
Provision for income taxes                                               --          1,082             35
                                                               -------------  -------------  -------------

Income (loss) before discontinued operations and equity in
losses of company accounted for on the equity method               (32,159)          1,635           ----
Equity in losses of company accounted for on the equity method      (1,159)           ----           ----
                                                               -------------  -------------  -------------

Net income (loss)  from continuing operations                      (33,318)          1,635           ----
Net loss from discontinued operations                               (4,854)          (124)           ----
                                                               -------------  -------------  -------------

Net income (loss)                                                  (38,172)          1,511           ----
Dividend related to convertible preferred stock                         206           ----           ----
                                                               -------------  -------------  -------------

Net income (loss) available for common stock                   $   (38,378)    $     1,511    $      ----
                                                               =============  =============  =============

Basic Earnings Per Share
Basic income (loss) per share from continuing operations       $     (2.63)    $     0.33     $      ----

Loss per share from discontinued operations                          (0.38)         (0.03)           ----
                                                               -------------  -------------  -------------
Basic income (loss) per share                                  $     (3.01)    $      0.30    $      ----
                                                               =============  =============  =============

Basic weighted average common shares outstanding                 12,733,333      4,916,000      3,723,000
                                                               =============  =============  =============

Diluted Earnings Per Share
Diluted income (loss) per share from continuing operations     $     (2.63)    $     0.32    $      ----
Diluted loss per share from discontinued operations                  (0.38)         (0.02)           ----
                                                               -------------  -------------  -------------
Diluted income (loss) per share                                $     (3.01)    $      0.30    $      ----
                                                               =============  =============  =============

Diluted weighted average common shares outstanding               12,733,333      5,010,000      3,723,000
                                                               =============  =============  =============

The accompanying notes are an integral part of these consolidated financial statements.

THCG, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999, AND NINE MONTHS
ENDED DECEMBER 31, 1998

(in thousands, except share data)

                                                         Preferred Stock             Common Stock              Treasury Stock
                                                      Number of                  Number of                  Number of
                                                       Shares       Amount        Shares        Amount       Shares       Amount
                                                    --------------------------------------------------------------------------------
Balance, March 31, 1998                               1,000,000    $    1,000     3,722,817   $       37             0   $        0
Capital contribution by Hambro America Securities,
Inc.                                                       --            --            --           --            --           --
Capital contribution by stockholders                       --            --            --           --            --           --
Balance, December 31, 1998                            1,000,000         1,000     3,722,817           37          --           --
Recapitization in connection with the merger         (1,000,000)       (1,000)         --           --            --           --
Issuance of restricted common stock to employees           --            --         372,281            4          --           --
Shares of common stock and assumption of options
and warrants representing purchase price in
connection with the reverse acquisition, including
finders fee of 100,000 shares of common stock              --            --       3,411,510           35          --           --
Proceeds from issuance of common stock and
warrants in a private placement, including fee of
100,000 shares of common stock                             --            --       2,600,000           26          --           --
Proceeds from issuance of common stock in private
placement                                                  --            --         932,500            9          --           --
Issuance of common stock in connection with
acquisition, including finders fee of 12,000
shares of common stock                                     --            --         712,005            7          --           --
Cancellation of subscriptions receivable                   --            --            --           --            --           --
Compensatory options issued to consultants                 --            --            --           --            --           --
Deferred compensation for stock options issued to
employees                                                  --            --            --           --            --           --
Amortization of deferred compensation                      --            --            --           --            --           --
Net Income                                                 --            --            --           --            --           --
Balance, December 31, 1999                                 --            --      11,751,113          118          --           --
Proceeds from exercise of warrants for
   common stock                                            --            --         633,373            6          --           --
Issuance of preferred stock  net of issuance cost         5,000         5,000          --           --            --           --
Proceeds from exercise of options for
   common stock                                            --            --           7,500         --            --           --
Issuance of common stock in connection
   with investments                                        --            --       1,012,183           10          --           --
Cancellation of restricted stock                           --            --            --           --          25,000          (90)
Repurchase of common stock                                 --            --            --             (2)      235,400         (331)

Deferred compensation for stock options issued to
employees                                                  --            --            --           --            --           --
Cancellation of deferred compensation for stock
options issued to employees                                --            --            --           --            --           --
Amortization of deferred compensation                      --            --            --           --            --           --
Net loss                                                   --            --            --           --            --           --
Dividend on preferred stock                                --            --            --           --            --           --
                                                     -------------------------------------------------------------------------------
Balance, December 31, 2000                                5,000    $    5,000    13,404,169   $      132       260,400   $     (421)
                                                     ===============================================================================

Continuted on next page


                                                      Additional
                                                       Paid-in        Deferred    Subscription  Accumulated
                                                       Capital      Compensation   Receivable     Deficit      Total
                                                     ------------------------------------------------------------------------------
Balance, March 31, 1998                              $   10,311    $        0    $        0    $  (11,003)   $      345
Capital contribution by Hambro America Securities,
Inc.                                                        905          --            --            --             905
Capital contribution by stockholders                         74          --             (67)         --               7
Balance, December 31, 1998                               11,290          --             (67)      (11,003)        1,257
Recapitization in connection with the merger              1,000          --            --            --            --
Issuance of restricted common stock to employees          1,350        (1,354)         --            --            --
Shares of common stock and assumption of options
and warrants representing purchase price in
connection with the reverse acquisition, including
finders fee of 100,000 shares of common stock             8,558          --            --            --           8,593
Proceeds from issuance of common stock and
warrants in a private placement, including fee of
100,000 shares of common stock                            5,174          --            --            --           5,200
Proceeds from issuance of common stock in private
placement                                                 1,856          --            --            --           1,865
Issuance of common stock in connection with
acquisition, including finders fee of 12,000
shares of common stock                                   13,081          --            --            --          13,088
Cancellation of subscriptions receivable                    (67)         --              67          --
Compensatory options issued to consultants                   86          --            --            --              86
Deferred compensation for stock options issued to
employees                                                26,449       (26,449)         --            --            --
Amortization of deferred compensation                      --             509          --            --             509
Net Income                                                 --            --            --           1,511         1,511
Balance, December 31, 1999                               68,777       (27,294)         --          (9,492)       32,109
Proceeds from exercise of warrants for
   common stock                                           5,694          --            --            --           5,700
Issuance of preferred stock  net of issuance cost          (311)         --            --            --           4,689
Proceeds from exercise of options for
   common stock                                              26          --            --            --              26
Issuance of common stock in connection
   with investments                                      12,386          --            --            --          12,396
Cancellation of restricted stock                           (250)          340          --            --               0
Repurchase of common stock                                    2          --            --            --            (331)


Deferred compensation for stock options issued to
employees                                                 1,355        (1,355)         --            --            --
Cancellation of deferred compensation for stock
options issued to employees                                (891)          891          --            --            --
Amortization of deferred compensation                      --           9,467          --            --           9,467
Net loss                                                   --            --            --         (38,172)      (38,172)
Dividend on preferred stock                                --            --            --            (206)         (206)

                                                     --------------------------------------------------------------------
Balance, December 31, 2000                           $   86,788    $  (17,951)   $     --      $  (47,870)   $   25,678
                                                     ====================================================================


The accompanying notes are an integral part of these consolidated statements.

THCG, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999, AND NINE MONTHS
ENDED DECEMBER 31, 1998

(in thousands)

                                                                                      Year Ended     Year Ended   Nine Months Ended
                                                                                     December 31,    December 31,     December 31,
                                                                                        2000            1999             1998
                                                                                     ------------    ------------     ------------
                                                                                                      (Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income (loss)                                                                   $(38,172)      $  1,511      $     --
    Adjustments to reconcile net income (loss) to net cash provided by (used in)
       continuing operating activities-
          Loss from discontinued operations                                                4,854           (124)           --
          Equity in losses of company accounted for on the equity method                   1,159             --            --
          Depreciation and amortization                                                      123             70            15
          Provision for credit loss                                                           --             (9)           63
          Realized and unrealized gains on investments                                    (6,517)            --            --
          Amortization of deferred compensation                                            9,467            509            --
          Equity-based compensation                                                           --             86            --
          Amortization of goodwill and intangible assets                                   4,683             86            --
          Impairment of goodwill and intangible assets                                    16,379             --            --
          Bad debt expense                                                                   800            221            --
          Securities from venture service fees                                            (1,750)            --            --
          Proceeds from sale of marketable and nonmarketable securities                   14,435             --            --
          Deferred income taxes                                                             (495)           460            35

          Changes in-
              Fees and other receivables                                                  (1,206)            81          (553)
              Loan receivable related parties                                               (127)           (61)           --
              Nonmarketable securities, partnerships and limited liability                    --         (1,175)           --
                 company interest
              Marketable securities                                                           --         (3,704)           --
              Prepaid expenses and other assets                                               86           (229)          (13)
              Accounts payable and accrued expenses                                        1,066            381           171
              Due to related party                                                            --             43            10
              Deferred revenue                                                                --             --            23
                                                                                        --------       --------      --------
                 Net cash provided by (used in) continuing operating activities            4,785         (1,854)         (249)
                                                                                        --------       --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Investments in nonmarketable securities, partnerships, limited liability              (4,938)            --            --
       companies and other interests
    Investment in restricted cash                                                         (1,050)            --            --
    Purchase of furniture, fixtures and equipment                                         (2,171)            (3)          (18)
    Mercury Coast acquisition, net of acquired company's cash                                 --           (278)           --
    WFS acquisition, net of acquired company's cash of $799,000                               --            334            --
    Purchase of minority interest                                                             --           (533)           --
    Increase in organizational costs                                                          --             --           (13)
    Net increase in loan to related party                                                     --             --           (78)
    Net increase in loan to stockholders                                                      --             --          (216)
                                                                                        --------       --------      --------
                 Net cash used in investing activities of continuing                      (8,159)          (480)         (325)
                                                                                        --------       --------      --------
                    operations

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from the issuance of preferred stock                                          4,689             --            --
    Proceeds from exercise of warrants for common stock                                    5,700             --            --
    Proceeds from exercise of options for common stock                                        26             --            --
    Principal payments on line of credit                                                      --           (132)           --
    Proceeds from sale of common stock, net of related costs                                  --          6,865            --
    Principal payments on loan payable                                                      (565)        (1,823)           --
    Principal payment on SBA loan                                                             --         (1,500)           --
    Dividend payment on preferred stock                                                      (81)            --            --
    Purchase of treasury stock                                                              (331)            --            --
    Capital contribution by Hambro America Securities, Inc.                                   --             --           905
    Capital contribution by stockholders                                                      --             --             7
                                                                                        --------       --------      --------
                 Net cash provided by financing activities of continuing operations        9,438          3,410           912
                                                                                        --------       --------      --------
                 Net cash used in discontinued operations                                   (218)           (94)           --
                                                                                        --------       --------      --------
                 Net increase in cash and cash equivalents                                 5,846            982           338

CASH AND CASH EQUIVALENTS, beginning of year                                               1,592            610           272
                                                                                        --------       --------      --------

CASH AND CASH EQUIVALENTS, end of year                                                  $  7,438       $  1,592      $    610
                                                                                        ========       ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid for-
    Interest                                                                            $    118       $     43      $     --
    Income taxes                                                                              44             17            --

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
       Issuance of stock in connection with Global Credit Service, Inc.                    5,025             --            --
          acquisition
       Issuance of stock in connection with Zinook Ltd acquisition                         7,371             --            --
       Issuance of stock in connection with Mercury Coast acquisition                         --         13,088            --
       Issuance of equity instruments in connection with WFS acquisition                      --          8,593            --
       Deferred compensation to consultants and employees by issuance of                      --         27,803            --
          options
       Cancellation of subscription receivable in connection with the Merger                  --            (67)           --
       Retirement of preferred stock in connection with the recapitalization                  --          1,000            --
       Issuance of stock as a finders fee in private placement                                --            200            --

The accompanying notes are an integral part of these consolidated statements.

                                   THCG, Inc.
                   Notes to CONSOLIDATED financial statements
                                December 31, 2000


1.       DESCRIPTION OF BUSINESS

         THCG, Inc. ("THCG" or the "Company") is a merchant banking firm that during the year 2000 provided a combination of venture funding, venture development and venture banking services to our partner companies, comprised of Internet and technology companies in which we acquired direct or indirect equity interests as well as to third parties to which the Company provided services for fees. Due to market conditions, the Company significantly curtailed its venture funding and venture development services in the first quarter of 2001, restructured its operations and reduced the number of personnel both in the United States and Israel by approximately 70%. The Company is providing a limited level of investment banking and other financial advisory services through Tower Hill Securities, Inc. ("Tower Hill"), although these services are not likely to generate any significant revenue or profit for the foreseeable future. The Company has been exploring potential business combinations or other strategic opportunities that could have the effect of increasing the value of its operating assets and the income attributable to those assets, but has not been successful in reaching any agreement with respect to any of these opportunities. The Company believes that it has sufficient cash and financial resources available to enable it to continue activities throughout 2001.

         Due to the write down of the value of certain assets, the fair value of the Company's investment securities, as of December 31, 2000, exceeded 40% of the fair value of its total assets as calculated under the Investment Company Act of 1940 (the "1940 Act"). As a result, the Company will be required to register under the 1940 Act unless the fair value of its investment securities is reduced to less than 40% of its total assets. The Company's Board of Directors does not believe that such registration is in the best interests of the stockholders and in February 2001, adopted a resolution allowing the Company to take advantage of the one-year grace period for avoiding registration under the 1940 Act available to companies that inadvertently become subject to regulation under the 1940 Act. Management is assessing the feasibility of establishing a liquidating trust that could reduce the value of the Company's interests in investment securities to less than 40% of its total assets and, as a result, the Company would not have to register under the 1940 Act. The liquidating trust would own indirectly most or all of the Company's investment securities and would hold them until they could be liquidated. The stockholders of the Company would receive units of beneficial interest in the trust and be entitled to receive distributions from the trust from net proceeds of the liquidations.

2.       BASIS OF PRESENTATION

         On November 1, 1999, the Company consummated the transactions contemplated by the Amended and Restated Agreement and Plan of Merger (the "Agreement"), dated August 5, 1999, by and among the Company, Tower Hill Acquisition Corp. ("Newco"), a wholly owned subsidiary of the Company, and Tower Hill. Pursuant to the Agreement, Newco merged with and into Tower Hill, with Tower Hill surviving as a wholly owned subsidiary of the Company (the "Merger"). As a result of the Merger, the Company changed its name from Walnut Financial Services, Inc. ("WFS") to THCG, Inc. Tower Hill, formerly known as Hambro America Securities, Inc., is a registered broker-dealer under the Securities Exchange Act of 1934 and a member of the National Association of Securities Dealers, Inc. Tower Hill is engaged in the private placement of corporate debt and equity securities with accredited investors as defined by SEC Rule 501 of Regulation D. Tower Hill does not hold customer funds or safekeep customer securities pursuant to SEC Rule 15c3-3(k)(2)(1).

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

            o Issued 932,500 shares of common stock, in the aggregate, in two private placements: one to an outside investor group and one to an investor group consisting of former employees of Tower Hill, for aggregate proceeds of $1,865,000. Issued 372,281 shares of restricted common stock to one of its officers for no consideration.

            o     The outstanding preferred stock of Tower Hill was cancelled.

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

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

         The consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries, Zinook Ltd. ("Zinook"), Mercury Coast Inc. ("Mercury Coast") and Tower Hill and Tower Hill's wholly owned subsidiaries, THCG, LLC and THCG Ventures LLC. All significant intercompany accounts and transactions are eliminated in consolidation. Pacific Financial Services Corp. ("Pacific Financial") and Inland Financial Corporation ("Pacific Financial") are wholly owned subsidiaries of the Company whose operations have been discontinued (see Note 4). Certain prior year amounts have been reclassified to conform with the current year's presentation.

Cash and Cash Equivalents

         The Company considers all highly liquid investments with original maturities dates of three months or less to be cash equivalents.

Marketable Securities

         The Company has classified its marketable securities as trading securities. Unrealized gains and losses are reported in the Consolidated Statements of Operations.

Nonmarketable Securities, Partnership, Limited Liability Company and Other Interests

         Nonmarketable securities held by Tower Hill, a broker-dealer, are valued at fair value. Other nonmarketable securities are valued at the lower of cost or fair value. The Company has determined that securities or investments and assets of the Company, other than marketable securities, as well as investments of the Company for which no market value can be determined because either (i) there is no public market or (ii) the market is not deemed to be an indicator of value because of limited float or trading activity, shall be valued generally at the lower of cost or fair value. The Company's interest in a partnership and limited liability companies, which reflect their portfolios at fair value, are recorded in unrealized gains on investments.

Ownership Interest in Company Accounted for by the Equity Method

         Investments in companies in which the Company exercises significant influence, generally 20% to 50% owned companies, are accounted for by the equity method, whereby the Company recognizes its proportionate share of such company's net income or loss.

Furniture, Fixtures and Equipment

         Furniture, fixtures and equipment are stated at cost less accumulated depreciation or amortization. Depreciation is computed using the straight-line method of accounting over the estimated useful lives of three to seven years.

Intangible Assets

         Goodwill and other intangible assets, which represent the excess of purchase price over fair value of net assets acquired, are currently amortized on a straight-line basis over periods of five to seven years. The amortization period will be evaluated by management on a continuing basis, and will be adjusted if the useful lives of the related intangible assets are impaired. An independent valuation expert confirmed that the fair value of the intangibles acquired and their useful lives are reasonable. The Company's operational policy for the assessment and measurement of any impairment in the value of the intangible assets acquired that is other than temporary is to evaluate the recoverability and remaining life of the intangible assets and to determine whether the intangible assets should be completely or partially written-off or the amortization period accelerated. The Company will recognize impairment in the value of the intangible assets if the undiscounted estimated future operating cash flows of the relevant assets acquired are determined to be less than their carrying amount. If the Company determines that impairment has occurred, the measurement of the impairment will be equal to the excess of the carrying amount of the intangible assets over the amount of the discounted estimated operating cash flows.

Revenue Recognition

         The Company recognizes venture service fees when persuasive evidence of an arrangement exists, when services have been rendered, when the price to the buyer is both fixed and determinable and when collectibility is reasonably assured.

Income Taxes

         The Company accounts for income taxes under the guidelines of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Accordingly, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets or liabilities of a change in tax rates is recognized in the period in which the tax change occurs. Valuation allowances are established, when necessary, to reduce deferred tax asset amounts expected to be realized.

Stock Options

         The Company has adopted SFAS No. 123, "Accounting for Stock Based Compensation," and has chosen to continue to account for stock-based compensation awards to employees using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options awarded to employees and directors is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee or director must pay to acquire the stock.

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

Fair Value of Financial Instruments

         The amount of cash and cash equivalents, marketable securities, fee and other receivables, loans receivable, and loans, notes and accounts payable approximate fair value.

Concentration of Credit Risk

         Financial instruments, which potentially subject the Company to a concentration of credit risk, consist of cash and cash equivalents, and receivables and loans receivable. Cash and cash equivalents consist of deposits placed with various high credit quality financial institutions.

Net Income (Loss) Per Share

         Basic earnings per share ("EPS") is calculated by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income available for common stockholders by the weighted average number of shares of common stock outstanding adjusted to reflect the potential dilution from the exercise of options and warrants to purchase common stock. EPS for the nine months ended December 31, 1998, does not give effect to the outstanding shares of preferred stock as the preferred stock was canceled pursuant to the Merger and no dividends were accrued or paid.

         Options to purchase 4,918,439 shares of common stock were outstanding as of December 31, 2000, which were not included in the computation of diluted EPS because of their anti-dilutive effect.

Recently Issued Accounting Standards

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

4.       ACQUISITIONS AND DISPOSITIONS

Walnut Financial Services, Inc.

         As described in Note 1, the Company acquired WFS on November 1, 1999 in a transaction accounted for as a reverse acquisition under the purchase method of accounting. The aggregate purchase price, including acquisition costs, exceeded the fair value of WFS' assets by $9,201,000. The Company allocated approximately $5,300,000 to the factoring companies (which was written off as part of the discontinuation of the factoring business) and the balance to excess of cost over fair value of net assets acquired which is being amortized using the straight-line method over five years. The results of operations of WFS have been included in the accompanying consolidated statements of operations from the date of acquisition.

Mercury Coast Inc.

         On December 29, 1999, the Company acquired 100% of the outstanding stock of Mercury Coast for 700,005 shares of its common stock and issued 12,000 shares of common stock as a finders fee. The shares were valued at $18.25 based on the share price on the date of the announcement of the transaction. In connection with this transaction, the Company entered into employment agreements with the three former shareholders of Mercury Coast which provided for the issuance by the Company of options to purchase 310,000 shares of common stock to each of the three individuals. The options have an exercise price of $6.00 per share, are exercisable for five years and vest over four years. In connection with the issuance of these options, the Company recorded unearned compensation in the aggregate amount of $23,715,000, which had been charged to earnings over the vesting period of the options. As these employees left the Company in January 2001, $15,654,000 of deferred compensation will be reversed in the first quarter of 2001.

         The aggregate purchase price, including acquisition costs, exceeded the fair value of the net assets acquired by $12,804,000. This amount has been allocated to excess of cost over fair value of net assets acquired and was amortized using the straight-line method over five years. The acquisition was accounted for as a purchase and accordingly, the results of operations have been included in the accompanying consolidated statements of operations from the date of acquisition.

Zinook Ltd.

         On April 11, 2000, THCG announced the acquisition of, and took operating control of, certain businesses operated under the Giza Group ("Giza") name in Israel. Zinook is the entity's new name. The transaction closed on September 1, 2000 and has been accounted for using the purchase method of accounting. The businesses acquired are the investment banking and equity research operations of Giza. THCG issued 750,000 shares of common stock in connection with the acquisition. The aggregate purchase price was $7,371,000, based on the closing price of $11.56 per share, with a fifteen percent discount as determined by an independent expert, on the date the acquisition was announced. The Company recorded excess of cost over fair value of net assets acquired (goodwill and other intangible assets) of $7,295,000 in connection with this acquisition. In the period from April 11, 2000 to September 1, 2000, Zinook incurred operating expenses of $1.6 million which were funded by the Company.

Assets acquired and liabilities assumed and the consideration paid is summarized as follows:

                                                                 Mercury Coast          WFS              Zinook
                                                                ---------------   ---------------   ---------------
    Cash                                                        $         3,000   $        14,000   $            -
    Investment and receivables                                          460,000         5,640,000                -
    Factoring company receivables                                            -          1,477,000                -
    Other assets                                                         66,000           192,000           304,000
                                                                ---------------   ---------------   ---------------
                     Total assets                                       529,000         7,323,000           304,000
                                                                ---------------   ---------------   ---------------

    Assumption of liabilities                                           245,000         7,146,000                -
    Net assets acquired                                                 284,000           177,000           304,000
    Closing costs                                                       356,000           785,000           228,000
    Fair value of common stock, and warrants                         12,732,000         8,593,000         7,371,000
        and options assumed
    Excess of cost over fair value of assets acquired                12,804,000         9,201,000         7,295,000
        (goodwill and other intangible assets)

         As discussed in Note 1, due to market conditions the Company significantly curtailed its venture funding and venture development services and discontinued the operations of Mercury Coast and Zinook. Accordingly, the Company has reflected a write down of the remaining goodwill and other intangible assets associated with the acquisition of those companies in the amounts of $10,302,000 and $6,077,000, respectively, in its results of operations for the year ended December 31, 2000.

Pro Forma Financial Information (Unaudited)

         The following unaudited pro forma financial information is presented as if the Company had completed the Merger as of January 1, 1998 and the acquisition of Mercury Coast as of March 11, 1999, the date of incorporation of Mercury Coast. The pro forma information for WFS is as adjusted to present WFS as an operating company instead of as an investment company and includes amortization of goodwill and other intangible assets and deferred compensation. The pro forma information is not necessarily indicative of what the results of operations would have been had the acquisitions taken place at those dates, or of the future results of operations.

                                                   1999             1998
                                                   ----             ----

                  Revenues                      $9,216,000      $ 5,046,000
                  Net loss                     (6,750,000)      (1,867,000)

                  EPS:
                      Basic and diluted              (.79)            (.26)

Global Credit Services, Inc.

         On February 7, 2000, THCG exchanged $5.0 million of its common stock (262,183 shares) for a 25% interest in Global Credit Services, Inc. ("Global Credit") and THCG Venture Partners I LLC simultaneously invested in Global Credit. On November 7, 2000, THCG invested an additional $388 thousand in Global Credit, thereby increasing its total interest to 25.9%. THCG is accounting for its holdings in Global Credit using the equity method. THCG has identified certain intangible assets totaling approximately $5.1 million which are being amortized over a seven-year period and the related amortization expense of $833 thousand is included in "Equity in losses of company accounted for on the equity method" in the accompanying Consolidated Statements of Operations.

Global Credit reported the following information as at and for the year ended December 31, 2000:

Total assets                                            $2,374,000

Total liabilities and redeemable preferred stock         3,213,000

Total shareholders' deficit                             (839,0000)

Revenues                                                 2,531,000

Net loss                                               (2,795,000)

Walnut Growth Partners, L.P.

         On September 30, 2000, THCG negotiated the termination of Walnut Growth Partners, L.P. ("WGP"). THCG owned 100% of the general partner of WGP. The general partner owned 1% of WGP and managed WGP's assets, for which services it was entitled to management fees and additional compensation in the form of a carried interest equal to 20% of the profits of WGP after the limited partner's capital was returned. As a result of the termination of WGP, THCG received 119,420 shares of webMethods, Inc. ("webMethods"), valued at $13.7 million, and WGP's positions in private companies, valued at $529 thousand, and recorded an unrealized gain of $13.7 million.

Pacific Financial Services Corp. ("Pacific Financial") and Inland Financial Corporation ("Inland Financial")

         Two of THCG's subsidiaries, Pacific Financial and Inland Financial, were engaged in the factoring business in the state of Washington. THCG completed a strategic review in the first quarter of 2000 and concluded that the factoring business was not consistent with THCG's focus and corporate objectives. Accordingly, THCG discontinued the operations of these two subsidiaries and has accounted for these businesses as discontinued operations.

5. MARKETABLE SECURITIES, NONMARKETABLE SECURITIES, PARTNERSHIP, LIMITED LIABILITY COMPANY AND OTHER INTERESTS

         The Company classifies marketable securities as trading securities. As of December 31, 2000, the market value of marketable securities was approximately $2,300,000 and the net unrealized gain recorded in respect of these securities amounted to approximately $1,200,000. As of December 31, 1999, the market value of marketable securities was approximately $2,800,000 and the net unrealized gain recorded in respect of these securities amounted to approximately $1,200,000.

         For the year ended December 31, 1999, the Company recorded approximately $3,300,000 of net unrealized gains representing the appreciation of nonmarketable securities and its share of the gain of WGP through that date. For the year ended December 31, 2000, the Company recorded approximately $4,100,000 of unrealized losses representing the appreciation of nonmarketable securities.

6.       NOTES PAYABLE

         In connection with the Merger, the Company assumed all of the liabilities of WFS, including notes payable to the former shareholders of Pacific Financial. The notes aggregate $600,000, bear interest at 8% per annum and are due in accordance with the terms set forth in the Pacific Financial acquisition agreement. The Company has commenced an action against the former shareholders of Pacific Financial to recoup the purchase price paid for Pacific Financial. The Company believes it has valid defenses to the payment of the notes and therefore is not accruing interest.

7.       STOCKHOLDERS' EQUITY

Preferred Stock and Warrant

         On August 2, 2000, THCG issued 5,000 shares of its Series A Convertible Participating Preferred Stock (the "Preferred Stock") and a related Warrant (the "Warrant") in a private placement to Castle Creek Technology Partners LLC ("Castle Creek"), a private investment fund. The gross proceeds of the offering were $5.0 million.

         The Preferred Stock is convertible (subject to anti-dilution protections) into THCG common stock, par value $0.01 per share (the "Common Stock"), at a conversion price equal to the lower of $5.039 per share and 90% of the prevailing market price of the Common Stock, provided that, regardless of the market price for the Common Stock, a maximum of 2,529,568 shares of Common Stock are issuable upon conversion of the Preferred Stock. If the market price of the Common Stock is greater than 200% of the then fixed conversion price of the Preferred Stock for at least 10 consecutive days and if certain other conditions are met, THCG may cause the Preferred Stock to be automatically converted into Common Stock. Unless previously converted by the holder, the Preferred Stock automatically converts into Common Stock on August 2, 2003, and is subject to optional redemption by THCG at any time subject to the payment of premiums and the satisfaction of other conditions. Holders of preferred stock are entitled to a liquidation preference of $1,000 per share.

         A dividend is payable quarterly on the Preferred Stock on the last business day of each calendar quarter in an amount equal to 10% per annum of the stated value of the Preferred Stock ($5.0 million). The premium is payable, at THCG's election, in cash, in additional shares of common stock (valued at a price per share equal to the market price, as defined in the certificate of designations, of the common stock on the date the premium is paid) or in additional shares of Preferred Stock valued at its stated value.

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

Treasury Stock

         On October 23, 2000, THCG announced a plan to repurchase up to 500,000 shares of its stock from time-to-time in open market transactions at prevailing market prices. As of December 31, 2000, THCG had repurchased 235,400 shares at a cost of approximately $333,000. The plan was suspended on March 1, 2001 and through that date a total of 438,100 shares were repurchased at a cost of approximately $469,000.

8.       STOCK OPTIONS

         On May 15, 2000, the stockholders of the Company approved the THCG, Inc. 2000 Non-Employee Director Stock Option Plan (the "Director Plan"). Under the Director Plan, each director of the Company who is not also an employee is automatically granted each year, effective immediately after the annual meeting of stockholders for such year, an option to purchase 10,000 shares of common stock, plus an additional option to purchase 2,500 shares for each committee of the Board of Directors on which such Director serves. Directors who commence service after the annual meeting are granted pro-rated awards.

         In 2000, options with respect to 86,125 shares of common stock were granted under the Director Plan. Each option expires on May 15, 2010 and has an exercise price of $7.00 per share.

         On February 15, 2000 the Company adopted, and on May 15th, 2000, the Company's stockholders approved, the THCG 2000 Employee Stock Incentive Plan (the "2000 Plan"). The 2000 Plan is administered by an administrative committee appointed by the Company's Board of Directors (the "2000 Plan Committee"). The 2000 Plan Committee has the authority to select the persons to whom awards may be granted, to determine the terms of each award, to interpret the provisions of the 2000 Plan and to make all other determinations that it may deem necessary or advisable for the administration of the 2000 Plan. The 2000 Plan provides for the grant of incentive stock options, nonqualified options, and restricted stock and stock appreciation rights ("SARs"), as determined in each individual case by the 2000 Plan Committee. The Company's Board of Directors has reserved 4,500,000 shares of common stock for issuance under the 2000 Plan. The Company recorded unearned compensation of $1,355,000 which will be charged to operations over the three-year vesting period. As of December 31, 2000, the Company has granted 2,556,666 options under the 2000 Plan.

         On November 1, 1999, the Company adopted the 1999 Walnut Financial Services, Inc. Stock Incentive Plan (the "1999 Plan"). The 1999 Plan is administered by an administrative committee appointed by the Company's Board of Directors (the "1999 Plan Committee"). The 1999 Plan Committee has the authority to select the persons to whom awards may be granted, to determine the terms of each award, to interpret the provisions of the 1999 Plan and to make all other determinations that it may deem necessary or advisable for the administration of the 1999 Plan. The 1999 Plan provides for the grant of incentive stock options, nonqualified options, and restricted stock and stock appreciation rights ("SARs"), as determined in each individual case by the 1999 Plan Committee. In connection with an employment agreement entered into in 1999, the Company issued 372,281 shares of restricted stock under the 1999 Plan (see Note 10). The Company recorded unearned compensation of $1,354,000 which will be charged to operations over the three-year vesting period. As of December 31, 1999, the Company has granted 2,833,500 options under the 1999 Plan.

         The options under the 1999 Plan generally vest over a period of one to four years. In addition, in connection with the Mercury Coast acquisition, the Company issued an aggregate of 930,000 options to three individuals pursuant to their employment agreements (see Note 10). The options vest over a four year period and are exercisable at $6.00 per share, which was less than the quoted market price on the date of grant. The Company recorded an aggregate of $26,449,000 of deferred compensation which was charged to operations over the vesting periods of the options issued. As these employees left the Company in January 2001, $15,654,000 will be reversed in the first quarter of 2001.

         The following summarizes all stock option transactions from January 1 to December 31, 2000:

                                                           Weighted      Shares Subject      Weighted
                                     Shares subject      Average Price   to Exercisable  Average Exercise
                                       to options          Per Share        Options       Price Per Share
                                       ----------          ---------        -------       ---------------
Outstanding December 31, 1999           3,755,884            $5.06          1,945,183           $3.77
Granted                                 2,642,791             5.86
Exercised                                 (7,500)             3.63
Cancelled                             (1,472,736)             5.79
                                      -----------
Outstanding December 31, 2000           4,918,439             5.46          1,461,198            5.27
                                        =========


         The following table summarizes information about options outstanding at December 31, 2000:

                                 Options Outstanding
                              ---------------------------
                                   # of       Weighted
                                               Average
                                              Remaining
                   Exercise                  Contractual # of Options
                    Price         Shares        Years     Exercisable
                --------------------------------------------------------
                        $1.720        354,667       4.84         21,557
                        $3.625      1,401,148       3.84        976,148
                        $4.010        492,500       4.68         80,827
                        $4.125      1,099,999       4.61         97,331
                        $6.000        620,000       4.00              0
                        $7,000         86,125       9.38         86,125
                       $10.000        586,500       4.14        195,501
                       $11.750         20,000       4.32          4,000
                       $12.500         48,750       4.24         16,250
                       $15.000         61,250       4.24         20,417
                       $17.000         50,000       4.24         16,667
                       $17.500         48,750       4.24         16,250
                       $20.000         48,750       4.24         16,250
                       -------         ------       ----         ------
                                    4,918,439       4.34      1,547,323
                                    =========                 =========


         The Company accounts for all plans under APB Opinion No. 25. Had compensation cost for stock option grants been determined in accordance with SFAS No. 123, the Company's net income and EPS would have been reduced as follows:

                                           Year Ended           Year Ended
                                        December 31, 2000    December 31, 1999
                                        -----------------    -----------------
    Net income:
        As reported                      $ (38,378,000)      $   1,511,000
        Less Proforma adjustment             8,482,000           1,245,000
                                         -------------       -------------
        Proforma                         $ (46,860,000)      $     266,000
                                         ==============      =============

    Basic earnings (loss) per share
    from continuing operations :
        As reported                      $       (2.63)      $        0.33
        Proforma                         $       (3.68)      $        0.05

         Under SFAS No. 123, the fair value of each option is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions used for the options granted as of December 31, 2000 and 1999: (1) expected life of options of 1 to 3 years, (2) dividend yield of 0%, (3) expected volatility of 70%, and (4) risk-free interest rate of 6%.

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


                                                               Weighted Average
                                                  Shares        Exercise Price
                                               ------------   --------------
           Options granted as of acquisition     14,334            $11.04
           Options exercisable at end of year    14,334             11.04


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

9.       INCOME TAXES

         The significant components of the Company's deferred income tax assets and liabilities as of December 31, 2000 and 1999 are as follows:

                                                         2000           1999
                                                     -----------    -----------
 Deferred income tax assets:
    Net operating losses                             $ 2,696,000    $   702,000
    Unrealized losses                                    355,000        355,000
    Preacquisition unrealized losses                   1,079,000      1,079,000
    Preacquisition net operating losses                2,270,000      2,270,000
    Other                                                350,000             --
                                                     -----------    -----------
                 Total deferred income tax assets      6,750,000      4,406,000
                                                     -----------    -----------
 Deferred income tax liability:
    Option compensation                                       --       (321,000)
    Unrealized gain                                   (1,296,000)    (1,231,000)
    Valuation allowance                               (5,454,000)    (3,349,000)
                                                     -----------    -----------
                 Total deferred income tax            (6,750,000)    (4,901,000)
                   liability                         -----------    -----------

                 Net deferred income tax liability   $        --    $  (495,000)
                                                     ===========    ===========

         A full valuation allowance of approximately $5,454,000 has been provided on the net deferred tax asset since the Company has no assurance of realizing such asset.

         The significant components of the provision for income taxes from continuing operations for the year ended December 31, 2000, December 31, 1999 and the nine months ended December 31, 1998:


                                                                                            Nine Months
                                                              Year Ended    Year Ended         Ended
                                                             December 31,   December 31,    December 31,
                                                                2000           1999           1998
                                                             -----------    -----------    -----------
  Current:
    Federal                                                  $        --    $        --    $    12,000
    State                                                             --             --         23,000
                                                             -----------    -----------    -----------
                 Total current taxes                                  --             --         35,000
                                                             -----------    -----------    -----------

  Deferred:
    Federal, including utilization of net operating losses
      credited to excess of cost over fair value of net
      assets acquired                                           (365,000)       991,000             --
    State                                                       (130,000)       228,000             --
    Change in valuation allowance                                     --       (137,000)            --
                                                             -----------    -----------    -----------
                 Total deferred taxes                           (495,000)     1,082,000             --
                                                             -----------    -----------    -----------
                 Provision (benefit) for income taxes        $  (495,000)   $ 1,082,000    $    35,000
                                                             ===========    ===========    ===========

         The difference between the statutory federal income tax rate on the Company's income from continuing operations before income taxes and the Company's effective income tax rate for the years ended December 31, 2000 and 1999, and the nine months ended December 31, 1998 are summarized as follows:

                                                                                        Nine Months
                                                    Year Ended                             Ended
                                                   December 31,       Year Ended        December 31,
                                                       2000        December 31, 1999       1998
    Statutory federal income tax rate                 (34.0)%             34.0%             34.0%
    State income tax, net of federal benefit           (0.3)               8.0              66.0
    Nondeductible amortization of intangibles          22.6                3.2                 -
    Other                                               0.2                  -                 -
    Valuation allowance                                 9.9               (4.3)                -
    Net operating losses (utilized)                       -               (1.1)                -
                                                      -----               ----             -----
                     Effective income tax rate        (1.6)%              39.8%            100.0%
                                                      ======              ====             =====

         As of December 31, 2000, the Company has net operating loss carryforwards ("NOL") of approximately $12.4 million. The NOLs will begin to expire in 2008 through 2019. As a result of the change in ownership occurring in connection with the Merger, the utilization of the NOL's of WFS is limited to approximately $400,000 annually. The tax benefit realized upon utilization of WFS's carryforwards will be credited to excess of cost over fair value of net assets acquired.

10.      Related Party Transactions

         Pursuant to an investment management agreement dated November 1, 2000, THCG, LLC engaged Windy City, Inc. ("Windy City") to manage on a discretionary basis certain portfolio investments held by THCG, LLC. Windy City will provide its services through Joel S. Kanter, a director of THCG. The agreement has a three-year term and provides Windy City with an annual management fee of $25,000 and an incentive fee equal to 20% of all cash received upon liquidation of the portfolio in excess of $870,000.

         Pursuant to the consulting agreement between the Company and Windy City, Windy City, through the provision of the services of Joel S. Kanter, served as a consultant. The agreement provided for consulting fees at an annual rate of $100,000. In addition, Windy City was reimbursed for reasonable business expenses. The consulting agreement was terminated on November 1, 2000.

         The Company leased office space from Hambro America, Inc. which is owned by the Chief Executive Officer, Chief Financial Officer and the former Chief Operating Officer of the Company. The lease expired on August 30, 2000. Under this lease, rent expense for the years ended December 31, 2000 and 1999, and the nine months ended December 31, 1998 was $173,000, $337,000 and $180,000, respectively.

         In October 1998, the Company loaned $95,000 to a related party. The loan was non-interest bearing and was repaid in 2000.

         During the nine months ended December 31, 1998, the Company loaned an aggregate of $216,000 to certain of its officers. The loans were noninterest bearing and had no specific repayment date. In addition during 1999, the Company loaned an additional $100,000, in the aggregate, to certain of its officers. Prior to the consummation of the Merger, the Company forgave loans to one of those officers in the amount of $132,237, which was charged to compensation expense, and the other loans were repaid.

         A stockholder of the Company and certain of its affiliates own 75% of the membership interests in THCG Venture Partners I LLC in which the Company has a 9.9% interest. The remaining 15.1% membership interest in THCG Venture Partners I LLC is owned by THCG Partners, LLC, whose managing member is a wholly owned subsidiary of the Company.

         In March 2000, the former Chief Operating Officer of THCG executed two promissory notes (the "Notes") pursuant to which THCG loaned him the aggregate principal sum of $349,449, together with interest at the rates of 8.5% and 9% per annum, respectively. The maturity dates of the Notes are December 31, 2002 and March 31, 2003, respectively. The Chief Operating Officer voluntarily terminated his employment with THCG as of October 8, 2000. As collateral for his obligations under the Notes he pledged and assigned to THCG a security interest in 40,000 shares of restricted Common Stock of THCG owned by him.

11.      COMMITMENTS AND CONTINGENCIES

Operating Leases

         The Company has entered into a non-cancelable operating lease for office space for a period of 10 years commencing on September 1, 2000. In February 2002, the Company is required to lease approximately 6,000 additional square feet at the same location for the same term. This lease provides for minimum annual lease payments and additional operating expense charges. The future minimum lease payments required under the above-mentioned operating lease for the years ended December 31, are as follows:

                  Year
                  2001                                         $      889,840
                  2002                                              1,039,387
                  2003                                              1,114,160
                  2004                                              1,114,160
                  2005                                              1,116,964
                  2006 and thereafter                               5,197,674
                                                               --------------
                            Total minimum lease payments       $   10,472,185
                                                               ==============

         In addition to the above mentioned lease, the Company has committed to additional leasehold improvements of approximately $378,000, to be paid in 2001. Rent expenses for the periods ended December 31, 2000, 1999 and 1998 were approximately $597,000, $343,000 and $131,000, respectively.

Litigation

         The following is a description of the Company's material legal proceedings.

         Factoring Business Litigation. The Company is involved in several related litigations in the State of Washington arising out of our discontinued factoring businesses. In 1998 and 1999, Walnut acquired two factoring companies based in Seattle and Spokane, respectively. In 1998, Walnut acquired Pacific Financial Services Corp. ("Pacific") from its three shareholders, Jeffrey Pyatt, Paul Zeman and Thomas Maurice. Mr. Pyatt continued to serve as an officer of Pacific for a period of time after the acquisition. In October 1999, Walnut acquired Inland

Financial Corporation ("Inland") from its three shareholders, Henry Wozow, his spouse, Patricia Wozow, and James Topliff. Mr. Wozow continued to serve as an officer and director of Inland for a period of time after the acquisition. The actions forming the basis of the litigations described below in which the Company is a defendant are each based on allegations of actions or omissions of Inland made while Henry Wozow was its President. The Company believes it has valid defenses to each of these litigations and intends to continue its vigorous defense.

         Miller Capital Litigation. On November 23, 1999, we, along with Inland, were sued in an action entitled Miller Capital Group, L.L.C. et al. v. Inland Financial Corporation, et al. The complaint generally alleges that Inland and others (including Henry Wozow) fraudulently induced the plaintiffs to purchase participations in various transactions relating to Inland's factoring business and that funds obtained by Inland and/or Walnut in connection with those transactions were improperly diverted or converted. It is alleged that Walnut controlled Inland in general and with respect to the specific challenged transactions. Plaintiffs allege causes of action for breach of promissory notes, state securities law fraud and registration violations, common law misrepresentation and conversion. The complaint seeks unspecified injunctive relief, unspecified damages and an accounting. The plaintiffs were granted leave to amend the complaint to seek relief under the Washington Consumer Protection Act rising out of the same alleged facts.

         On May 10, 2000, the Wozows cross-claimed against the Company and Inland, alleging that the Company controlled Inland, failed to provide financing to Inland as allegedly represented and interfered with Inland's operations to the detriment of Mr. Wozow's business expectations and his employment agreement with Inland. The cross-claim alleges misrepresentation, breach of contract, breach of fiduciary duty, intentional interference with business expectancy and contractual relations, indemnification, quantum meruit and a fraudulent conveyance, and seeks unspecified damages.

         As a result of the Inland bankruptcy proceeding described below, this action has been stayed with respect to Inland, although not the other defendants, including the Company and the Wozows.

         On January 9, 2001, the Company filed a motion for summary judgment as to the claims against it. The court has not ruled on the motion. Discovery is on-going and a trial is scheduled for May 2001.

         Maurice Litigations. By complaint dated October 19, 1998 and filed February 12, 1999, Inland was sued in the Superior Court for the State of Washington for King County in an action entitled Thomas Maurice et al. v. Inland Financial Services Corporation et al. (No. 99203717). The complaint alleges that plaintiffs were assignees of Pacific's rights in a loan participation agreement entered into by Pacific and Inland in which Pacific acquired a participation in a factoring loan made by Inland. The complaint further alleges generally that Inland breached the participation agreement by paying monies received from the borrower to persons not entitled thereto under the terms of the participation agreement. The complaint seeks money damages in the approximate amount of $300,000 and other relief. In December 1999, the plaintiffs amended the complaint to add Henry and Patricia Wozow as additional defendants.

         By a cross claim filed June 26, 2000, defendants Henry and Patricia Wozow cross claimed against the Company (as successor to Walnut, the corporate parent of Inland) and Pacific alleging that Walnut controlled Pacific and Inland, failed to provide financing to Inland as allegedly represented and interfered with Inland's operations to the detriment of Mr. Wozow's business expectations and his employment agreement with Inland. The cross claim alleges misrepresentation, breach of contract, breach of fiduciary duty, intentional interference with business expectancy and contractual relations, indemnification, quantum meruit and a fraudulent conveyance, and seeks unspecified damages.

         As a result of the Inland bankruptcy proceeding described below, this action has been stayed as to Inland (but not the other defendants, including the Company, Pacific and the Wozows).

         On January 12, 2001, the Company filed a motion for summary judgment with respect to the Wozows' cross-claims against it on the grounds that the Wozows had failed to state any claim for relief against the Company. On February 9, 2001, the court denied the motion. The Company is seeking to appeal this denial. Discovery is on-going and a trial is scheduled for April of 2001.

         On December 29, 2000, the Company filed a complaint against Thomas Maurice and the Estate of Paul Zeman in the United States District Court for the Western District of Washington. The action alleges material misrepresentations were made to Walnut in connection with its acquisition of Pacific, and alleges claims for breach of contract, rescission or reformation of the purchase agreement with the sellers of Pacific, and violations of the Securities Act of Washington. This litigation is in its early stages and discovery is on-going.

         Inland Bankruptcy Proceeding. On May 9, 2000 Mr. Wozow and two other purported creditors filed an involuntary bankruptcy petition against Inland in the Bankruptcy Court for the Eastern District of Washington. After a hearing, the Bankruptcy Court entered an order for relief on January 26, 2001. A bankruptcy trustee has recently been appointed and will be responsible for the liquidation of Inland, including pursuing any claims Inland may have against others.

         Wozow Litigation. On March 8, 2001, the Company filed a complaint against Henry and Patricia Wozow, James Topliff and Universal Funding Corporation in the United States District Court for the Western District of Washington. The action is for material misstatements and omissions in the sale of securities under the Securities Exchange Act of 1934, as amended, and the Securities Act of Washington, fraud, negligent misrepresentation, breach of the purchase agreement under which Walnut acquired Inland, breach of the employment agreement between Inland and Henry Wozow, violation of the Washington Business Corporation Act, constructive trust, tortuous interference with business expectancy, breach of fiduciary duty, indemnification and restitution.

         The suit by the Company alleges that the Wozows made material misrepresentations in the purchase agreement under which Walnut acquired Inland, and that, beginning late in 1999, while he was President of Inland, Henry Wozow, assisted by Patricia Wozow and James Topliff, unlawfully transferred Inland's assets, business and employees to Universal Funding Corporation, a factoring company owned and controlled by Henry Wozow. The suit also seeks indemnification from the Wozows for any damages to the Company arising out of the Miller litigation and the Maurice litigation, as any liabilities under these litigations arose prior to the acquisition of Inland by Walnut. The complaint seeks money damages in an amount to be proved at trial, restitution of the consideration received by the Wozows and Topliff in connection with their sale of Inland to Walnut, a constructive trust upon the shares of Universal Funding Corporation, and attorneys' fees and costs. This litigation is in its early stages.

         Termination of Yoav Bitter Proceedings. The litigation and arbitration between Tower Hill Securities, Inc., our broker-dealer subsidiary ("Tower Hill"), involving Mr. Yoav Bitter were concluded in the fourth quarter of fiscal year 2000. As previously described in our Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 2000, the litigation effectively ended on October 17, 2000, when the New York Court of Appeals denied Mr. Bitter's most recent motion for an appeal. As also previously disclosed, in 1999 Tower Hill initiated an NASD arbitration against Mr. Yoav Bitter in which Mr. Bitter filed a counterclaim against Tower Hill. On March 1, 2001, the arbitrators denied Tower Hill's claims against Mr. Bitter and ordered Tower Hill to pay Mr. Bitter the amount of $8,333 in compensatory damages. All other requests were denied. Both parties were assessed certain filing and administration fees.

         Other Litigation. The Company is involved in other litigation in the normal course of its business the results of which it does not believe will be material.

Net Capital Requirements

         Tower Hill is subject to the SEC's Uniform Net Capital Rule 15c 3-1, which requires the maintenance of minimum regulatory net capital and that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed the greater of 15 to 1 or $100,000. At December 31, 2000, Tower Hill was in compliance with the net capital requirement.


THCG, Inc.
Quarterly Income Disclosure

                                                     Quarter ended    Quarter ended     Quarter ended     Quarter ended
2000                                                   March 31          June 30         September 30      December 31
- --------------------------------------------------- ---------------- ----------------- ----------------- ----------------

Revenues                                             $ 14,295,000       $2,211,000        $3,167,000     $ (5,283,000)
Income (loss) from continuing operations                4,727,000       (5,268,000)       (4,590,000)     (28,187,000)
Income (loss) from discontinued operations             (3,186,000)               --                --      (1,668,000)
Net Income (loss) available for common stock            1,541,000       (5,268,000)       (4,590,000)     (30,061,000)

Basic earnings (loss) per common share:
Income (loss) from continuing operations                     0.39            (0.42)            (0.36)           (2.11)
Income (loss) from discontinued operations                  (0.26)               --                --           (0.12)
Net Income (loss)                                            0.13            (0.42)            (0.36)           (2.23)

Diluted earnings (loss) per common share:
Income (loss) from continuing operations                     0.31            (0.42)            (0.36)           (2.11)
Income (loss) from discontinued operations                  (0.21)               --                --           (0.12)
Net Income (loss)                                            0.10            (0.42)            (0.36)           (2.23)


                                                     Quarter ended    Quarter ended     Quarter ended     Quarter ended
1999                                                   March 31          June 30         September 30      December 31
- --------------------------------------------------- ---------------- ----------------- ----------------- ----------------

Revenues                                                $ 266,000        $ 1,688,000         $322,000        $5,292,000
Income (loss) from continuing operations                (249,000)            502,000        (638,000)         2,020,000
Income (loss ) from discontinued operations                    --                 --               --         (124,000)
Net Income (loss) available for common stock            (249,000)            502,000        (638,000)         1,896,000

Basic earnings (loss) per common share:
Income (loss) from continuing operations                   (0.07)               0.13           (0.17)              0.44
Income (loss ) from discontinued operations                    --                 --               --            (0.03)
Net Income (loss)                                          (0.07)               0.13           (0.17)              0.41

Diluted earnings (loss) per common share:
Income (loss) from continuing operations                   (0.07)               0.13           (0.17)              0.44
Income (loss ) from discontinued operations                    --                 --               --            (0.03)
Net Income (loss)                                          (0.07)               0.13           (0.17)               0.41

                        REPORT OF COHEN & SCHAEFFER P.C.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hambro America Securities, Inc. as of December 31, 1998, and the results of its operations and its cash flows for the nine months ended December 31, 1998 and the year ended March 31, 1998 in conformity with generally accepted accounting principles

/s/ Cohen & Schaeffer, P.C.

New York, New York
January 26, 1999

                              REPORT OF BDO SEIDMAN LLP




Report Of Independent Certified Public Accountants

Board Of Directors And Stockholders Of
Global Credit Services, Inc.
New York, New York

We have audited the accompanying balance sheet of Global Credit Services, Inc. as of December 31, 2000 and the related statement of operations, stockholders' deficit and cash flows of for the year then ended, not included herein. These financial statements are the responsibility of the management of Global Credit Services, Inc. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that, our audit provides reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Credit Services, Inc. as of December 31, 2000 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.


/s/ BDO Seidman LLP

BDO Seidman, LLP
New York, New York
February 27, 2001