Form 10-Q
period 2001-03-31
THCG INC
filed 2001-05-15
CIK 942378

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                           ---------------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended       March 31, 2001
                               -----------------------

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

         Indicate by check |X| whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| ------------- No ----------

            As of May 7, 2001, there were 12,941,069 shares of the registrant's Common Stock outstanding.

                                TABLE OF CONTENTS

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements                                            Page

            Consolidated Balance Sheets - as of March 31, 2001
            (unaudited) and December 31, 2000.................................4

            Consolidated Statements of Operations - for the three
            months ended March 31, 2001 (unaudited) and March 31,
            2000 (unaudited)..................................................5

            Consolidated Statement of Changes in Stockholders' Equity -
            for the three months ended March 31, 2001 (unaudited).............6

            Consolidated Statements of Cash Flows - for the three months ended March 31, 2001 (unaudited) and March 31, 2000 (unaudited)...7

            Notes to Consolidated Financial Statements (unaudited)............8

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................9

Item 3.     Quantitative and Qualitative Disclosures About Market Risk........11

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings.................................................13

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

         The following Consolidated Financial Statements of THCG, Inc. and its subsidiaries are presented on pages 4 through 8 hereof as set forth below:


Consolidated Balance Sheets - as of March 31, 2001 (unaudited)
and December 31, 2000................................................     4

Consolidated Statements of Operations - for the three months ended
March 31, 2001 (unaudited) and March 31, 2000 (unaudited)............     5

Consolidated Statement of Changes in Stockholders' Equity - for the
three months ended March 31, 2001 (unaudited)........................     6

Consolidated Statements of Cash Flows - for the three months ended
March 31, 2001 (unaudited) and March 31, 2000 (unaudited)............     7

Notes to Consolidated Financial Statements (unaudited)...............     8

THCG, INC.  AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2001 AND DECEMBER 31, 2000

(in thousands, except share and per share data)

                                                                                      March 31,   December 31,
                                                                                        2001         2000
ASSETS                                                                               (unaudited)   (audited)
----------------------------------------------------
CASH AND CASH EQUIVALENTS                                                             $  4,301    $  7,438

MARKETABLE SECURITIES                                                                      119       2,300

NONMARKETABLE SECURITIES, PARTNERSHIP,
     LIMITED LIABILITY COMPANIES AND OTHER INTERESTS                                     4,127       7,863

OWNERSHIP INTEREST IN COMPANY ACCOUNTED FOR ON THE EQUITY METHOD                         1,179       4,254

FEES AND OTHER RECEIVABLES, net of allowance of $800 and $ 800                             398         758

PREPAID EXPENSES AND OTHER ASSETS                                                          587         193

RESTRICTED CASH                                                                          1,050       1,050

LOANS RECEIVABLE, related parties                                                          383         439

FURNITURE, FIXTURES AND EQUIPMENT, net of accumulated depreciation of $241 and $156      2,473       2,152

GOODWILL AND OTHER INTANGIBLE ASSETS, net of accumulated
     amortization of $1,460 and $1,209                                                   2,580       2,830
                                                                                      --------    --------
                       Total assets                                                   $ 17,197    $ 29,277
                                                                                      ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------
LIABILITIES:
     Accounts payable, accrued expenses and other current liabilities                 $  2,107    $  2,999
     Notes payable                                                                         600         600
                                                                                      --------    --------
                       Total liabilities                                                 2,707       3,599
                                                                                      --------    --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Cumulative preferred stock - variable rate, $1,000 par value, 5,000 shares
        authorized, issued and outstanding                                               5,000       5,000
     Common stock, $.01 par value, 50,000,000 shares authorized; 13,404,169 issued and 12,941,069 outstanding as of March 31, 2001, and 13,404,169
        issued and 13,143,769 outstanding as of December 31, 2000                          134         134
     Additional paid-in capital                                                         81,329      86,786
     Deferred compensation                                                                (542)    (17,951)
     Accumulated deficit                                                               (70,871)    (47,870)
     Treasury stock, at cost
     463,100 shares as of March 31, 2001 and 260,400 shares as of December 31, 2000       (560)       (421)
                                                                                      --------    --------
                       Total stockholders' equity                                       14,490      25,678
                                                                                      --------    --------
                       Total liabilities and stockholders' equity                     $ 17,197    $ 29,277
                                                                                      ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

THCG, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

(in thousands, except share and per share data)

                                                                                    Three Months Ended
                                                                               ----------------------------
                                                                                 March 31,       March 31,
                                                                                   2001            2000
                                                                               ------------    ------------
Revenues
Venture service fees                                                           $        157    $      1,483
Realized and unrealized gains on investments                                          2,002          12,812
                                                                               ------------    ------------
      Total Revenues                                                                  2,159          14,295
Unrealized Losses and Expenses
Unrealized losses on investments                                                      5,691              --
Selling, general and administrative                                                   3,466           3,007
Equity-based compensation                                                            11,952           2,087
Amortization of goodwill and other intangible assets                                    251             891
Restructuring costs                                                                     600              --
                                                                               ------------    ------------
      Total Unrealized Losses and Expenses                                           21,960           5,985
Income (loss) from continuing operations                                            (19,801)          8,310
Provision for income taxes                                                               --           3,583
                                                                               ------------    ------------
Income (loss) before discontinued operations and equity in losses of company accounted for on the equity method
                                                                                    (19,801)          4,727
Equity in losses of company accounted for on the equity method                       (3,075)             --
                                                                               ------------    ------------
Net income (loss) from continuing operations                                        (22,876)          4,727
Net loss from discontinued operations                                                    --          (3,186)
                                                                               ------------    ------------
Net income (loss)                                                                   (22,876)          1,541
Dividend related to convertible preferred stock                                         125              --
                                                                               ------------    ------------
Net income (loss) available for common stock                                   $    (23,001)   $      1,541
                                                                               ============    ============
Basic Earnings Per Share
Basic income (loss) per share from continuing operations                       $      (1.73)   $       0.39
Loss per share from discontinued operations                                            0.00           (0.26)
                                                                               ------------    ------------
Basic income (loss) per share                                                  $      (1.73)   $       0.13
                                                                               ============    ============

Basic weighted average common shares outstanding                                 13,269,487      12,139,524
                                                                               ============    ============
Diluted Earnings Per Share
Diluted income (loss) per share from continuing operations                     $      (1.73)   $       0.31
Diluted loss per share from discontinued operations                                    0.00           (0.21)
                                                                               ------------    ------------
Diluted income (loss) per share                                                $      (1.73)   $       0.10
                                                                               ============    ============

Diluted weighted average common shares outstanding                               13,269,487      15,374,696
                                                                               ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

THCG, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) FOR THE THREE MONTHS ENDED MARCH 31, 2001

(in thousands, except share data)
---------------

                                                                   Preferred Stock           Common Stock
                                                                  Number of             Number of
                                                                    Shares   Amount      Shares        Amount
                                                              -------------------------------------------------
Balance, December 31, 2000                                         5,000   $    5,000   13,404,169   $      134

Repurchase of common stock                                            --           --           --           --
Deferred compensation for stock options issued to employees           --           --           --           --
Cancellation of deferred compensation for stock options
issued to employees                                                   --           --           --           --
Amortization of deferred compensation                                 --           --           --           --
Net loss                                                              --           --           --           --
Dividend on preferred stock                                           --           --           --           --
                                                              -------------------------------------------------
Balance, March 31, 2001                                            5,000   $    5,000   13,404,169   $      134
                                                              =================================================

                                                                       Treasury Stock       Additional
                                                                  Number of                  Paid-in
                                                                 Shares          Amount      Capital
                                                                ------------------------------------
Balance, December 31, 2000                                       260,400    $     (421)   $   86,786

Repurchase of common stock                                       202,700          (139)           --
Deferred compensation for stock options issued to employees           --            --           133
Cancellation of deferred compensation for stock options
issued to employees                                                   --            --        (5,590)
Amortization of deferred compensation                                 --            --            --
Net loss                                                              --            --            --
Dividend on preferred stock                                           --            --            --
                                                              --------------------------------------
Balance, March 31, 2001                                          463,100    $     (560)   $   81,329
                                                              ======================================

                                                                 Deferred    Accumulated
                                                               Compensation    Deficit       Total
                                                              --------------------------------------
Balance, December 31, 2000                                    $  (17,951)   $  (47,870)   $   25,678

Repurchase of common stock                                            --            --          (139)
Deferred compensation for stock options issued to employees         (133)           --            --
Cancellation of deferred compensation for stock options
issued to employees                                                5,590            --            --
Amortization of deferred compensation                             11,952            --        11,952
Net loss                                                              --       (22,876)      (22,876)
Dividend on preferred stock                                           --          (125)         (125)

                                                              --------------------------------------
Balance, March 31, 2001                                       $     (542)   $  (70,871)   $   14,490
                                                              ======================================

The accompanying notes are an integral part of these consolidated financial statements.

THCG, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

(in thousands)

                                                                                       For the Three Months ended
                                                                                       --------------------------
                                                                                         March 31,   March 31,
                                                                                          2001        2000
                                                                                       ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                  $(22,876)   $  1,541
     Adjustments to reconcile net income (loss) to net cash provided by (cash used)
       in continuing operating activities:
              Loss from discontinued operations                                               --       3,186
              Equity in losses of company accounted for on the equity method               3,075          --
              Depreciation and amortization                                                   85          41
              Realized and unrealized gains on investments                                (2,002)    (12,631)
              Unrealized losses on investments                                             5,691          --
              Amortization of deferred compensation                                       11,952       2,087
              Amortization of goodwill and intangible assets                                 251         891
              Bad debt expense                                                               680         201
              Proceeds from sale of marketable and nonmarketable securities                2,082       2,903
              Deferred income tax provision                                                   --       1,421
              Changes in:
                  Fees and other receivables                                                 354        (642)
                  Loan receivable, related parties                                            56         (89)
                  Prepaid expenses and other assets                                         (394)         17
                  Accounts payable and accrued expenses                                     (853)      1,945
                  Due from related parties                                                    --        (188)
                                                                                        --------    --------
                       Net cash provided by (used in) continuing operating activities     (1,899)        683
                                                                                        --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in nonmarketable securities, partnerships, limited liability
        companies and other interests                                                       (279)     (1,385)
     Purchase of furniture, fixtures and equipment                                          (406)        (14)
     Loan to partner company                                                                (375)         --
                                                                                        --------    --------
                       Net cash used in investing activities of continuing operations     (1,060)     (1,399)
                                                                                        --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of warrants for common stock                                      --       5,700
     Proceeds from exercise of options for common stock                                       --           3
     Purchase of treasury stock                                                             (139)         --
                                                                                        --------    --------
                       Net cash provided by (used in) financing activities of
                            continuing operations                                           (139)      5,703
                                                                                        --------    --------
                       Net cash used in discontinued operations                              (39)        (27)
                                                                                        --------    --------
                       Net increase (decrease) in cash and cash equivalents               (3,137)      4,960
Cash and cash equivalents, January 1                                                       7,438       1,592
                                                                                        --------    --------
Cash and cash equivalents, March 31                                                     $  4,301    $  6,552
                                                                                        ========    ========
Supplemental disclosure of cash flow information:
     Cash paid for:
     Interest                                                                           $     --    $     27
     Income taxes                                                                       $     13    $     --
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITES:
     Common stock issued for investment in Global Credit Services, Inc.                 $     --    $  5,025

The accompanying notes are an integral part of these consolidated financial statements.

                                   THCG, Inc.
                   Notes to CONSOLIDATED financial statements
                                 MARCH 31, 2001

NOTE 1 - BASIS OF PRESENTATION

         The accompanying consolidated financial statements as of March 31, 2001 are unaudited; however, in the opinion of the management of THCG, Inc., a Delaware corporation ("THCG"), such statements include all adjustments (consisting of normal recurring accruals) necessary to present a fair statement of the information presented therein. The balance sheet at December 31, 2000 was derived from the audited financial statements at such date. Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the current year's presentation.

            Pursuant to accounting requirements of the Securities and Exchange Commission (the "SEC") applicable to Quarterly Reports on Form 10-Q, the accompanying financial statements and these Notes do not include all disclosures required by generally accepted accounting principles for audited financial statements. Accordingly, these statements should be read in conjunction with THCG's audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

            Results of operations for interim periods are not necessarily indicative of those to be achieved for fiscal years.

             The consolidated financial statements of the Company include the accounts of its wholly owned subsidiary Tower Hill Securities, Inc. ("Tower Hill"), and Tower Hill's wholly owned subsidiaries, THCG, LLC and THCG Ventures LLC. All significant intercompany accounts and transactions are eliminated in consolidation. Pacific Financial Services Corp. ("Pacific Financial") and Inland Financial Corporation ("Pacific Financial") are wholly owned subsidiaries of the Company whose operations were discontinued in 2000 and Zinook Ltd. ("Zinook") and Mercury Coast Inc. ("Mercury Coast") are wholly owned subsidiaries of the Company whose operations were discontinued in the first quarter of 2001. Nevertheless, the Company's cash flow projections indicate that it will have sufficient cash and other financial resources to enable the Company to continue activities through March 2002.



NOTE 2 - OWNERSHIP INTEREST IN COMPANY ACCOUNTED FOR ON THE EQUITY METHOD

            At March 31, 2001, the Company wrote down the carrying value of goodwill associated with an investment by $2.8 million. The Company concluded that the valuation had been permanently impaired based upon the Company's appraisal of the investment in light of changed economic and market conditions.

NOTE 3 - RESTRUCTURING COSTS

            In the first quarter of 2001 the Company decided to restructure its operations, reduce the number of personnel in both the U.S. and Israel by 85%, and close its office in Israel. As a result, the Company recognized a restructuring charge of $.6 million in the quarter ended March 31, 2001 which is comprised of severance and other costs.

            Because certain terminated employees' stock options vested immediately upon their termination the Company accelerated the write-off of unearned compensation in the amount of approximately $12 million. Amortization would otherwise be recognized over the vesting periods of the stock options and restricted stock grants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   As used in this Item 2, the "Company," "we," "our" and "us" refer to THCG.

Forward-Looking Statements

            This Quarterly Report on Form 10-Q contains a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Specifically, all statements other than statements of historical facts included in this Report, or incorporated herein by reference, regarding our financial position, business strategy and the plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. When used in this Report, including the information incorporated by reference, the words "anticipate," "believe," "estimate," "expect," "may," "will," "continue," "intend" and "plan" and words or phrases of similar import, as they relate to our financial position, business strategy and plans, or objectives of management, are intended to identify forward-looking statements. These cautionary statements reflect our current view regarding future events and are subject to risks, uncertainties and assumptions related to various factors which include those cautionary statements in our Annual Report on Form 10-K for our fiscal year ended December 31, 2000, filed with the SEC, which information is incorporated into this Report by reference.

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

Overview

            Based in New York City, we are a merchant banking firm that during the year 2000 provided a combination of venture funding, venture development and venture banking services to our partner companies, comprised of Internet and technology related companies in which we acquired direct or indirect equity interests as well as to third parties to which we provided services for fees. Due to market conditions, we significantly curtailed our venture funding and venture development services in 2001, restructured our operations and reduced the number of personnel in both the United States and Israel by approximately 85%. This restructuring required us to write down the value of certain assets, including Mercury Coast. Commencing in the middle of October 2000, market conditions in Israel worsened materially and in February 2001, we determined to cease funding the operations of Zinook and wrote down the value of its assets. We are no longer providing even a limited level of investment banking or other financial advisory services through Tower Hill. However, we have been exploring potential business combinations or other strategic opportunities that could have the effect of increasing the value of our assets and the income attributable to those assets. There can be no assurance that any transaction will be successfully negotiated and closed. See "Liquidity and Capital Resources."

            Due to the write down of the value of certain assets, the fair value of our investment securities, as of December 31, 2000, exceeded 40% of the fair value of our total assets as calculated under the Investment Company Act of 1940 (the "1940 Act"). As a result, we would be required to register under the 1940 Act unless the fair value of our investment securities is reduced to less than 40% of our total assets. Our Board of Directors does not believe such registration is in the best interests of our stockholders and in February of 2001 adopted a resolution allowing us to take advantage of the one-year grace period for avoiding registration under the 1940 Act available to companies that inadvertently become subject to regulation under the 1940 Act. Management believes that the establishment of a liquidating trust could reduce the value of our interests in investment securities to less than 40% of our total assets and that, as a result, we would not have to register under the 1940 Act. The liquidating trust would own indirectly most or all of our investment securities and would hold them until they could be liquidated. Our stockholders would receive units of beneficial interest in the trust and be entitled to receive distributions from the trust from the net proceeds of the liquidations. Management is still assessing the feasibility of establishing a liquidating trust.

Three Months Ended March 31, 2001 compared to the Three Months Ended March 31, 2000

 (In thousands, except per share data)
                                                           2001          2000
                                                           ----          ----
Net income (loss) before discontinued operations         $(19,801)      $4,727
Net (loss) from discontinued operations                        --       (3,186)
Net income (loss) available for common stock              (23,001)       1,541

Basic income (loss) per common share:
Before discontinued operations                             $(1.73)        $.39
From discontinued operations                                    --        (.26)
Net income (loss) per share                                $(1.73)        $.13

Diluted income (loss) per common share:
Before discontinued operations                             $(1.73)        $.31
From discontinued operations                                --            (.21)
Net income (loss) per share                                $(1.73)        $.10

            Revenues

            Revenues for the three months ended March 31, 2001 decreased to $2.2 million from $14.3 million for the three months ended March 31, 2000. The decrease was attributable to the reduced level of unrealized gains and reduction of venture service fees in the first three months of 2001 as compared with the same period in 2000.

            In the first quarter of 2001 we realized gains on investments of $2 million primarily from the sale of our webMethods, Inc. holdings. In the first three months of 2000 we had no realized gains or losses on the sale of investments and we reported $12.8 million in appreciation in value of our venture partner and venture portfolio company securities.

            Venture service fees for the three months ended March 31, 2001 decreased to $.16 million from $1.5 million for the three months ended March 31, 2000. The decrease in these fees was primarily due to a decreased level of activity in investment banking and venture development services as a result of market conditions and the consequent restructuring of our operations and reduction in the number of professionals in both Israel and the U.S.

            Unrealized Losses and Expenses

            In the first quarter of 2001 we had unrealized losses on investments of $5.7 million as a result of our analysis and determination that the valuation of certain investments had been impaired.

            Selling, general and administrative expenses for the three months ended March 31, 2001 increased to $3.5 million from $3 million for the three months ended March 31, 2000. The increase was due primarily to $.5 million of operating expenses of Zinook (the acquisition of which was completed in September 2000), and we wrote off $.7 million of uncollectible loans. These increases were partially offset by a $.5 million reduction in professional fees to $.8 million from $1.3 million in the first quarter of 2000 and the reduction of other operating expenses associated with the reduced level of activity.

            Equity-based compensation expense for the three months ended March 31, 2001 was approximately $12 million as compared with $2.1 million for the three months ended March 31, 2000. Equity-based compensation expense consists of non-cash charges related to the amortization of unearned compensation associated with stock options granted at below fair market value and restricted stock grants. We had a significant reduction in personnel in the first quarter of 2001. Because certain terminated employees' stock options vested immediately upon their termination, we accelerated the write-off of unearned compensation that would otherwise have been recognized over the vesting periods of the stock options and restricted stock grants.

            Amortization of goodwill and other acquired intangible assets for the three months ended March 31, 2001 decreased to $.25 million from $.9 million in the three months ended March 31, 2000. This resulted from the lesser amount of goodwill and other intangible assets at March 31, 2001 as compared with March 31, 2000 because the Company had recorded $16.4 million of impairment of goodwill and other intangible assets in its financial statements at December 31, 2000.

            At March 31, 2001 the Company wrote down the carrying value of goodwill associated with an investment accounted for on the equity method by $2.8 million because the Company concluded that the value of the investment had been permanently impaired.

Liquidity and Capital Resources

            At March 31, 2001 we had cash and cash equivalents and marketable securities in the total amount of approximately $4.4 million. We do not anticipate that we will generate significant amounts of revenue during 2001, and we may expend significant funds pursuing strategic alternatives. However, there can be no assurance that any transaction will be successfully negotiated and closed. Nevertheless, our cash flow projections indicate that we will have sufficient cash and other financial resources to enable us to continue activities through March 2002.

            During the three months ended March 31, 2001 cash used in operating activities was $1.9 million compared to $.7 million provided by operating activities in the three months ended March 31, 2000. In 2001 we received proceeds of $2.1 million primarily from the sale of our webMethods holdings.

            Cash used in investing activities was $1.1 million for the three months ended March 31, 2001 compared to $1.4 million in the three months ended March 31, 2000. We invested $.3 million in nonmarketable securities, partnerships, limited liability companies and other interests, $.4 million was used to purchase furniture, fixtures and equipment, and $.4 million was loaned to a partner company.

            Cash used in financing activities for the acquisition of treasury stock was $.1 million for the three months ended March 31, 2001 compared to $5.7 million received from the exercise of warrants in the three months ended March 31, 2000.

            As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2000, Nasdaq has notified us that the bid price for our Common Stock had been below $1.00 for 30 consecutive trading days. While our Common Stock remains listed on the Nasdaq National Market, we were also advised that if a minimum bid price of $1.00 was not achieved for at least 10 consecutive trading days during the ninety day period ending May 8, 2001, Nasdaq would notify us that the Common Stock would be delisted from the Nasdaq National Market. We have not achieved a minimum bid price of $1.00. We received a subsequent notification that the market value of our public float no longer meets the Nasdaq's $5 million minimum. On May 10, 2001, THCG received a Nasdaq Staff Determination indicating that the Company fails to comply with the minimum bid price requirement for continued listing set forth in Marketplace Rule 4450(a)(5), and that its securities are, therefore, subject to delisting from The Nasdaq National Market at the opening of business on May 18, 2001, unless the Company formally requests a hearing to appeal the delisting decision prior to that date. The Company has formally requested a hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination. There can be no assurance the Panel will grant the Company's request for continued listing. Even if we were to be delisted, we anticipate that trading of our securities would thereafter be conducted on the OTC Bulletin Board or in the "Pink Sheets." If our securities are delisted, it could materially and adversely affect the liquidity for the trading of our Common Stock and our ability to raise funding or consummate a strategic opportunity.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            The primary market risk we face is the fluctuation in the market value of the securities we hold in our venture partner and venture portfolio companies. The market prices for those companies that are publicly held have been very volatile, experiencing wide fluctuations. Our profitability may be materially and adversely affected by period-to-period declines in the market values of our venture partner and venture portfolio companies. Historically, we have not generally engaged in hedging transactions to minimize this risk.

            We are not subject to market risk associated with interest risk sensitive instruments because we do not invest in such instruments and we do not enter into hedging transactions.

            Historically, we have had very low exposure to changes in foreign currency exchange rates, and as such, have not used derivative financial instruments to manage foreign currency fluctuation risk. For the three months ended March 31, 2001 and at present, we do not believe that our exposure to changes in foreign currency exchange rates has increased.

                                     PART II

                                OTHER INFORMATION

ITEM 1.                 LEGAL PROCEEDINGS

            The information contained in Item 3 of THCG's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 is hereby incorporated herein by reference. There have been no material developments in any of the litigation described in such item.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



                                     THCG, Inc.


                                     By: /s/ Adi Raviv
                                         --------------------------------------
                                     Name:   Adi Raviv
                                     Title:  Chief Financial Officer (Principal
                                             Financial and Accounting Officer)
                                     Date:   May  15, 2001