Form 10-Q
period 2001-06-30
THCG INC
filed 2001-08-14
CIK 942378

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                           ---------------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended            June 30, 2001
                               -----------------------------

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


      Registrant's telephone number, including area code: (212) 223-0440

      Indicate by check |X| whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  |X|     No
                                                     -------     -------

      As of August 14, 2001, there were 14,208,269 shares of the registrant's Common Stock outstanding.

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements                                                            Page

         Consolidated  Balance  Sheets - as of June 30,  2001  (unaudited)  and
         December 31, 2000 ..............................................................   4

         Consolidated  Statements  of Operations - for the six months and three
         months ended June 30, 2001 (unaudited) and June 30, 2000 (unaudited) ...........   5

         Consolidated  Statement of Changes in  Stockholders'  Equity - for the
         six months ended June 30, 2001 (unaudited) .....................................   6

         Consolidated  Statements of Cash Flows - for the six months ended June
         30, 2001 (unaudited) and June 30, 2000 (unaudited) .............................   7

         Notes to Consolidated Financial Statements (unaudited) .........................   8

Item 2.  Management's  Discussion and Analysis of Financial Condition and Results
         of Operations ..................................................................  12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk .....................  15

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ..............................................................  17

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

      The following Consolidated Financial Statements of THCG, Inc. and its subsidiaries are presented on pages 4 through 8 hereof as set forth below:


Consolidated Balance Sheets - as of June 30, 2001 (unaudited)
and December 31, 2000 ......................................................  4

Consolidated Statements of Operations - for the six months and three months ended June 30, 2001 (unaudited) and June 30, 2000
(unaudited) ................................................................  5

Consolidated Statement of Changes in Stockholders' Equity -
for the six months ended June 30, 2001 (unaudited) .........................  6

Consolidated Statements of Cash Flows - for the six months
ended June 30, 2001 (unaudited) and June 30, 2000 (unaudited) ..............  7

Notes to Consolidated Financial Statements (unaudited) .....................  8

THCG, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2001 AND DECEMBER 31, 2000
(in thousands, except share and per share data)

                                                                                  June 30,    December 31,
                                                                                     2001        2000
ASSETS                                                                           (unaudited)   (audited)
----------------------------------------                                           --------    --------
CASH AND CASH EQUIVALENTS                                                          $    650    $  6,017

PREPAID EXPENSES AND OTHER ASSETS                                                       188         193

RESTRICTED CASH                                                                       1,050       1,050

LOANS RECEIVABLE  (NOTE 3)                                                              400          --

FURNITURE, FIXTURES AND EQUIPMENT, NET OF ACCUMULATED
   DEPRECIATION OF $229 AND $156                                                      2,053       2,152

ASSETS OF DISCONTINUED OPERATIONS (Note 2)                                            4,767      19,865
                                                                                   --------    --------
            Total assets                                                           $  9,108    $ 29,277
                                                                                   ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

LIABILITIES:
   Accounts payable, accrued expenses and other current liabilities                $  1,374    $  2,999
   Notes payable (Note 4)                                                                --         600
                                                                                   --------    --------
            Total liabilities                                                         1,374       3,599
                                                                                   --------    --------

COMMITMENTS AND CONTINGENCIES (Notes 2 and 3)

STOCKHOLDERS' EQUITY (Note 5):
   Cumulative preferred stock - variable rate, $1,000 par
     value, 5,000 shares authorized, issued and outstanding                           5,000       5,000
   Common stock, $.01 par value, 50,000,000 shares authorized; 13,404,169 issued and 12,958,369 outstanding as of June 30, 2001, and 13,404,169 issued and
     13,143,769 outstanding as of December 31, 2000                                     134         134
   Additional paid-in capital                                                        81,157      86,786
   Deferred compensation                                                               (240)    (17,951)
   Accumulated deficit                                                              (77,843)    (47,870)
   Treasury stock, at cost
   445,900 shares as of June 30, 2001 and
   235,400 shares as of December 31, 2000                                              (474)       (421)
                                                                                   --------    --------
            Total stockholders' equity                                                7,734      25,678
                                                                                   --------    --------
            Total liabilities and stockholders' equity                             $  9,108    $ 29,277
                                                                                   ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

THCG, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share data)

                                                                      Six Months Ended               Three Months Ended
                                                                      ----------------               ------------------
                                                                 June 30,         June 30,         June 30,      June 30,
                                                                   2001            2000             2001          2000
                                                               (unaudited)      (unaudited)      (unaudited)    (unaudited)
                                                                 ----------     ----------       ----------     ----------
                                                                 (Note 1)                        (Note 1)
Expenses
Selling, general and administrative                                   5,785          6,685            2,319          3,678
                                                                 ----------     ----------       ----------     ----------
     Total Expenses                                                   5,785          6,685            2,319          3,678

Loss from continuing operations                                      (5,785)        (6,685)          (2,319)        (3,678)
Provision for income taxes                                                3             --               2              --
                                                                 ----------     ----------       ----------     ----------
Net loss from continuing operations                                  (5,788)        (6,685)          (2,321)        (3,678)
Net income (loss) from discontinued operations                      (23,935)          4,379          (4,521)        (1,590)
                                                                 ----------     ----------       ----------     ----------
Net loss                                                            (29,723)        (2,306)          (6,842)        (5,268)
Dividend related to convertible preferred stock                         250             --              125             --
                                                                 ----------     ----------       ----------     ----------
Net loss available for common stock                                ($29,973)       ($2,306)         ($6,967)       ($5,268)
                                                                 ==========     ==========       ==========     ==========

Basic Earnings Per Share
Basic loss per share from continuing operations                      ($0.45)        ($0.54)          ($0.18)        ($0.29)
Basic income (loss) per share from discontinued operations            (1.84)           0.35           (0.35)         (0.13)
                                                                 ----------     ----------       ----------     ----------
Basic loss per share                                                 ($2.29)        ($0.19)          ($0.53)        ($0.42)
                                                                 ==========     ==========       ==========     ==========
Basic weighted average common shares outstanding                 12,993,892     12,368,839       12,958,369     12,635,592
                                                                 ==========     ==========       ==========     ==========

Diluted Earnings Per Share
Diluted loss per share from continuing operations                   ($0.45)        ($0.43)          ($0.18)        ($0.29)
Diluted income (loss) per share from discontinued operations         (1.84)           0.28           (0.35)         (0.13)
                                                                 ----------     ----------       ----------     ----------
Diluted loss per share                                              ($2.29)        ($0.15)          ($0.53)        ($0.42)
                                                                 ==========     ==========       ==========     ==========

Diluted weighted average common shares outstanding               12,993,892     15,387,539       12,958,369     12,635,592
                                                                 ==========     ==========       ==========     ==========



The accompanying notes are an integral part of these consolidated financial statements.

THCG, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) FOR THE SIX MONTHS ENDED JUNE 30, 2001

(in thousands, except share data)


                                                     Preferred Stock            Common Stock            Treasury Stock
                                                   Number of                Number of               Number of
                                                    Shares     Amount         Shares     Amount      Shares     Amount
                                                  ---------------------------------------------------------------------
Balance, December 31, 2000                            5,000    $ 5,000       13,404,169 $   134      260,400   $  (421)
Reverse restricted stock cancellation                                                                (25,000)       90
Repurchase of common stock                               --         --             --        --      210,500      (143)
Deferred compensation for stock options issued
to employees                                             --         --             --        --           --        --
Cancellation of deferred compensation for stock
options issued to employees                              --         --             --        --           --        --
Amortization of deferred compensation                    --         --             --        --           --        --
Net loss                                                 --         --             --        --           --        --
Dividend on preferred stock                              --         --             --        --           --        --
                                                  ---------------------------------------------------------------------
Balance, June 30, 2001                                5,000    $ 5,000       13,404,169 $   134      445,900   $  (474)
                                                  =====================================================================

                                                   Additional
                                                     Paid-in         Deferred       Accumulated
                                                     Capital       Compensation       Deficit            Total
                                                --------------------------------------------------------------------
Balance, December 31, 2000                       $    86,786     $       (17,951)  $     (47,870)      $     25,678
Reverse restricted stock cancellation                                        (90)            ---                ---
Repurchase of common stock                               ---                 ---             ---               (143)
Deferred compensation for stock options issued
to employees                                             133                (133)            ---                ---
Cancellation of deferred compensation for stock
options issued to employees                           (5,762)              5,762             ---                ---
Amortization of deferred compensation                    ---              12,172             ---             12,172
Net loss                                                 ---                 ---         (29,723)           (29,723)
Dividend on preferred stock                              ---                 ---            (250)              (250)
                                                --------------------------------------------------------------------
Balance, June 30, 2001                           $    81,157     $          (240)  $     (77,843)      $      7,734
                                                ====================================================================

The accompanying notes are an integral part of these consolidated financial statements.

THCG, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

(in thousands)

                                                                                         For the Three Months ended
                                                                                           June 30,        June 30,
                                                                                            2001            2000
                                                                                         --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                             $(29,723)        $ (2,306)
    Adjustments to reconcile net loss to net cash used in continuing operating activities:
          Loss from discontinued operations                                                24,247           (3,813)
          Loss from disposition of fixed assets                                               263               --
          Depreciation and amortization                                                       257               47
          Bad debt expense                                                                    750              100
          Deferred income tax provision                                                        --             (495)
          Changes in:
              Prepaid expenses and other assets                                                 5              (67)
              Accounts payable and accrued expenses                                        (1,555)           2,076
                                                                                         --------         --------
                 Net cash used in continuing operating activities                          (5,756)          (4,458)
                                                                                         --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Investing activities of discontinued operations                                            --            1,628
    Purchase of furniture, fixtures and equipment                                            (421)            (143)
                                                                                         --------         --------
                 Net cash provided by (used in) investing activities of continuing           (421)           1,485
                    operations
                                                                                         --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of warrants for common stock                                        --            5,700
    Loan receivable                                                                          (400)              --
    Proceeds from the exercise of options for common stock                                     --               18
    Purchase of treasury stock                                                               (143)              --
                                                                                         --------         --------
                 Net cash provided by (used in) financing activities of continuing
                    operations                                                               (543)           5,718
                                                                                         --------         --------
                 Net cash used in discontinued operations                                     (70)            (111)
                                                                                         --------         --------
                 Net increase (decrease) in cash and cash equivalents                      (6,790)           2,634
Cash and cash equivalents, January 1                                                        6,017            1,592
Cash included in assets of discontinued operations                                          1,423               --
                                                                                         --------         --------
Cash and cash equivalents, June 30                                                       $    650         $  4,226
                                                                                         ========         ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid for:
    Interest                                                                             $     --         $     27
    Income taxes                                                                         $     13         $     --
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITES:
    Common stock issued for investment in Global Credit Services, Inc.                   $     --         $  5,025

The accompanying notes are an integral part of these consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 1 - BASIS OF PRESENTATION

      The accompanying consolidated financial statements as of June 30, 2001 are unaudited; however, in the opinion of the management of THCG, Inc., a Delaware corporation ("THCG"), such statements include all adjustments (consisting of normal recurring accruals) necessary to present a fair statement of the information presented therein. The balance sheet at December 31, 2000 was derived from the audited financial statements at such date. Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the current year's presentation.

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

      The consolidated financial statements of THCG include the accounts of its wholly owned subsidiary Tower Hill Securities, Inc. ("Tower Hill"). Tower Hill's assets and its wholly owned subsidiaries', THCG, LLC and THCG Ventures LLC, assets are included in Assets of Discontinued Operations. The assets of Tower Hill and its wholly owned subsidiaries were transferred to a liquidating trust (see Note 2). All significant intercompany accounts and transactions are eliminated in consolidation. The operations of Pacific Financial Services Corp. ("Pacific") and Inland Financial Corporation ("Inland"), wholly owned subsidiaries of THCG, were discontinued in 2000. In addition, the operations of Zinook Ltd. ("Zinook") and Mercury Coast Inc. ("Mercury Coast"), wholly owned subsidiaries of THCG, were discontinued in the first quarter of 2001.


NOTE 2 -  LIQUIDATION OF THCG, LLC

      On July 6, 2001, THCG announced that its Board of Directors adopted a plan to completely liquidate its subsidiary, THCG, LLC, through a liquidating trust (the "Trust") for the benefit of THCG's stockholders. On July 16, 2001 (the "Record Date"), the Trust was established and holders of record of THCG's common stock as of that date received one non-transferable unit of beneficial interest in the Trust (a "Trust Unit") for each share of THCG's common stock held on that date. The Trust owns all of THCG's assets as of June 30, 2001 (except for approximately $2.1 million in cash, restricted cash and a note receivable and approximately $2.1 million of furniture, fixtures and equipment) including THCG's marketable and non-marketable securities. The sole purpose of the Trust is to hold, conserve and protect its assets until they can be liquidated. Joseph
D. Mark and Adi Raviv, executive officers and directors of THCG, are the initial trustees of the Trust.

      THCG and its subsidiaries contributed to THCG, LLC all of their direct and indirect rights and interests in any security acquired for investment, or acquired in connection with their provision of venture banking or venture development services, including any related promissory notes, contracts, agreements or instruments. In addition, THCG contributed to THCG, LLC its rights and interests in the stock of its inactive subsidiaries and the promissory note executed by a former executive officer of THCG, which promissory note equaled the aggregate principal sum of approximately $350,000. THCG then contributed to the Trust all of its cash and cash equivalents on hand on the Record Date in excess of approximately $2.1 million and its membership interests in THCG, LLC, certain contract rights, its accounts and certain notes receivable. Net assets contributed to the liquidating trust are included in assets of discontinued operations and are comprised of the following:

ASSETS OF DISCONTINUED OPERATIONS

Cash and Cash Equivalents                                          1,421

Nonmarketable Securities, Partnership

  Limited Liability Company and Other Interests                    1,820

Fees and Other Receivables                                           252

Loan Receivable                                                      391

Goodwill and Other Intangible Assets                                 830

Others                                                                53
                                                                  ------
                                                                  $4,767
                                                                  ======

      As a result of the establishment of the Trust, THCG no longer owns a substantial amount of the assets reflected on its consolidated balance sheet as of March 31, 2001.

      The Trust will terminate on the earlier of the date of distribution of all of its assets or July 16, 2004, except that the trustees of the Trust may extend the termination of the Trust to a later date, not exceeding July 16, 2006, if the Trustees determine an extension is reasonably necessary either to pay or make provision for then known liabilities or to conserve and protect the Trust's assets for the benefit of the beneficiaries of the Trust.

      The results of the business operations which were transferred to the Trust on July 16, 2001 have been reflected as discontinued operations in the accompanying consolidated financial statements as of June 30, 2001. The operating results of discontinued operations are as follows:

                                                              Six months ended June 30,         Three months ended June 30,
                                                              ------------------------         ---------------------------

                                                               2001            2000             2001             2000
                                                               ----            ----             ----             ----
Revenues                                                    $  2,384         $ 16,506        $    225         $  2,211

Income (loss) before provision for income taxes              (23,927)           4,885          (4,517)          (2,085)

Income (loss) from discontinued operations                  $(23,935)        $  4,379        $ (4,521)        $ (1,590)


NOTE 3 -  ACQUISITION OF DONALD & CO. SECURITIES, INC.

      THCG signed a definitive agreement ("Definitive Agreement") effective June 29, 2001 to acquire Donald & Co. Securities, Inc. ("Donald & Co."). The acquisition is anticipated to close in August 2001, after the distribution of the Trust in which Donald & Co.'s shareholders did not participate (see Note 2). The transaction is structured as an acquisition of Donald & Co. by THCG. After the transaction, current stockholders of THCG will own approximately 32% and the current shareholders of Donald & Co. will own approximately 67% of the combined company, respectively. A fee of one percent of THCG's common stock will be paid to a finder in connection with the closing of the transaction. A majority of THCG's Board of Directors will change to reflect the change in control. Simultaneously with the execution of the Definitive Agreement, THCG loaned Star Cross, Inc. ("Star Cross"), the sole shareholder of Donald & Co., $400,000 and granted Donald & Co. a license to use part of THCG's premises for which an agreed upon monthly license fee is due and payable commencing July 1, 2001. The loan bears interest at 12% per annum and is repayable on June 30, 2002 or if Star Cross defaults under the license described above. On July 30, 2001, THCG loaned an additional $100,000 to Star Cross on the same terms.

      Donald & Co. is a registered broker dealer and member of the National Association of Securities Dealers, Inc. It is a full service firm offering a variety of services including retail and institutional brokerage, underwritten public offerings and other investment banking activities. Donald & Co. is also engaged in proprietary trading. Donald & Co. and its predecessors have been engaged in the securities business since 1916. The firm's executive office is in New York City and its principal office is in New Jersey. Branch offices are located in New York, Florida, Arizona and Iowa. Donald & Co. presently has approximately 140 employees, including approximately 90 registered representatives. For the years ended September 1998, 1999 and 2000, Donald & Co. generated revenues of $18.9 million, $23.0 million and $24.2 million, respectively. For the eight months ended May 31, 2001, Donald & Co. generated revenues of approximately $9.3 million. At May 31, 2001, Donald & Co. had a net worth of approximately $1.1 million.

NOTE 4 -  LITIGATION

      As discussed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 the Company has been involved in several legal proceedings. The Company believes it has valid defenses to each of these litigations and intends to continue its vigorous defense.

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

      On May 10, 2000, the Wozows cross-claimed against us and Inland, alleging that we controlled Inland, misrepresentation, breach of contract, breach of fiduciary duty, intentional interference with business expectancy and contractual relations, indemnification, quantum meruit and a fraudulent conveyance and seeks unspecified damages. On April 11, 2001, the Wozow's cross-claims were dismissed without prejudice on the grounds that the cross-claims were substantially identical to claims that the Wozows previously filed in the Maurice v. Inland Financial matter in King County, which will be discussed in further detail below.

      As a result of the Inland bankruptcy proceeding described below, this action has been stayed with respect to Inland, although not the other defendants, including us and the Wozows.

      On January 9, 2001, we filed a motion for summary judgment as to the plaintiffs' claims against us. On May 30, 2001, the court granted us summary judgment and dismissed all of the plaintiff's claims against THCG with prejudice. Plaintiffs filed a motion for reconsideration that was denied on July 6, 2001.

      Maurice Litigations. On February 11, 1999 and filed February 12, 1999, Thomas Maurice and the Estate of Paul Zeman sued Inland in the Superior Court for the State of Washington for King County in an action entitled Thomas Maurice et al. v. Inland Financial Services Corporation et al. (No. 99203717). The complaint alleged that plaintiffs were assignees of Pacific's rights in a loan participation agreement entered into by Pacific and Inland in which Pacific acquired a participation in a factoring loan made by Inland. The complaint further alleged generally that Inland breached the participation agreement by paying monies received from the borrower to persons not entitled thereto under the terms of the participation agreement. The complaint sought money damages in the approximate amount of $300,000 and other relief. In December 1999, the plaintiffs amended the complaint to add Henry and Patricia Wozow as additional defendants. As a result of the Inland bankruptcy proceeding described below, this action was stayed as to Inland (but not the other defendants, including us, Pacific and the Wozows).

      On May 5, 2000, defendants Henry and Patricia Wozow filed a third party complaint against us (as successor to Walnut, the corporate parent of Inland) and Pacific alleging that Walnut controlled Pacific and Inland, misrepresentation, breach of contract, breach of fiduciary duty, intentional interference with business expectancy and contractual relations, indemnification, quantum meruit and a fraudulent conveyance and sought unspecified damages. On May 9, 2001, the court ordered the bifurcation of the Wozows third party claims from the claims of the plaintiffs against the Wozows. On June 8, 2001 we removed the bifurcated case into the United States District Court for Western Washington at Seattle. The Wozows seek to have the removed action consolidated with the lawsuit we filed against the Wozows, discussed below.

      Inland Bankruptcy Proceeding. On May 9, 2000 Mr. Wozow and two other purported creditors filed an involuntary bankruptcy petition against Inland in the Bankruptcy Court for the Eastern District of Washington. (In re Inland Financial Corp. (No. 0003014W17).) After a hearing, the Bankruptcy Court entered an order for relief on January 26, 2001. A bankruptcy trustee has been appointed and is responsible for the liquidation of Inland, including pursuing any claims Inland may have against others.

      Wozow Litigation. On March 9, 2001, we filed a complaint against Henry and Patricia Wozow, James Topliff and Universal Funding Corporation in the United States District Court for the Western District of Washington. (THCG, Inc. v. Henry and Patricia Wozow et al. (No.C01-0353)).

      Our suit alleges that the Wozows made material misrepresentations in the purchase agreement under which Walnut acquired Inland, and that, beginning late in 1999, while he was President of Inland, Henry Wozow, assisted by Patricia Wozow and James Topliff, unlawfully and in breach of his fiduciary duties and employment agreement, transferred Inland's assets, business and employees to Universal Funding Corporation, a factoring company owned and controlled by Henry Wozow and tortuously interferred with our business expectancy. The suit seeks indemnification from the Wozows for any damages to us arising out of the Miller litigation and the Maurice litigation, money damages, restitution of the consideration received by the Wozows and Topliff in connection with their sale of Inland to Walnut, a constructive trust upon the shares of Universal Funding Corporation, and attorneys' fees and costs. This case has been set for trial on June 24, 2002. Discovery is ongoing.

      On July 2, 2001, we settled our action against Thomas Maurice and the Estate of Paul Zeman in the United States District Court for the Western District of Washington. (THCG, Inc. v. Thomas Maurice and Estate of Paul Zeman (No. C0021PP). THCG received valuable consideration in connection with the settlement, including the cancellation and forgiveness of certain promissory notes in the total principal amount of $600,000, which were guaranteed by THCG. On July 27, 2001, we dismissed the complaint with prejudice as part of this settlement.

NOTE 5 -  SUBSEQUENT EVENT - RESTRUCTURING OF PREFERRED STOCK

      On July 6, 2001, Castle Creek Technology Partners LLC ("Castle Creek"), the holder of all of the issued and outstanding shares of THCG's series A convertible participating preferred stock (the "Preferred Stock") approved the plan to establish the Trust and the acquisition of Donald & Co. by THCG. Pursuant to the terms and provisions of a restructuring agreement with THCG, Castle Creek exchanged 2,000 of the 5,000 shares of Preferred Stock held by Castle Creek, together with all accrued and unpaid premiums relating thereto and warrants to purchase up to 396,899 shares of THCG's common stock for 1,250,000 shares of THCG's common stock, a promissory note in the principal amount of $1,500,000 payable to the order of Castle Creek (the "Note"), $500,000 in cash and amended and restated warrants to purchase up to 396,899 shares of THCG's common stock for $5.039 per share (subject to customary anti-dilution adjustments for stock splits, dividends and combinations). The Note will be assigned to and assumed by the Trust pursuant to the terms of the agreement to establish the Trust and THCG will be released from its obligations under the Note upon the acquisition of Donald & Co. which is expected to close in August 2001 (see Notes 2 and 3). The Note must be prepaid out of the net, after-tax cash proceeds from the sale of the assets held by the Trust as long as the Trust has cash reserves of at least $500,000, or such lesser amount as provided in the Note. Furthermore, at the closing of the acquisition of Donald & Co. or another merger, acquisition or sale of THCG that is consummated by September 30, 2001, Castle Creek has committed to contribute the remaining 3,000 shares of Preferred Stock to THCG.

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

Overview

      Based in New York City, we were a merchant banking firm that during the year 2000 provided a combination of venture funding, venture development and venture banking services to our partner companies, comprised of Internet and technology related companies in which we acquired direct or indirect equity interests as well as to third parties to which we provided services for fees. Due to market conditions, in 2001, we ceased providing our venture funding, venture development and venture banking services, ceased funding the operations of Zinook Ltd. and closed our office in Israel. In addition, we reduced the number of personnel in the United States to a minimum level. This restructuring required us to write down the value of certain assets, including Mercury Coast and Zinook. We are no longer providing investment banking or other financial advisory services through Tower Hill and have withdrawn our broker-dealer license as of June 28, 2001. See "Liquidity and Capital Resources."

      On July 6, 2001, THCG announced that its Board of Directors adopted a plan to completely liquidate its subsidiary, THCG, LLC, through a liquidating trust for the benefit of THCG's stockholders. On July 16, 2001, the Trust was established and the Trust Units were distributed to holders of record of THCG's common stock as of that date. The Trust owns all of THCG's assets as of June 30, 2001 (except for approximately $2.1 million in cash, restricted cash and a note receivable and approximately $2.1 million of furniture, fixtures and equipment), including THCG's marketable and non-marketable securities. The sole purpose of the Trust is to hold, conserve and protect its assets until they can be liquidated. Joseph D. Mark and Adi Raviv, executive officers and directors of THCG, are initial trustees of the Trust. The Board of Directors believed the Trust was necessary to address business and market-related issues, including the concern that THCG would have been required to register as an investment company under the Investment Company Act of 1940.

      The holders of THCG's common stock that received Trust Units retained their shares of THCG's common stock and remain stockholders of THCG. The Trust Units are not represented by certificates and are not transferable except upon death or by operation of law. There will be no market for the Trust Units and the Trust is not subject to reporting requirements under the Securities Exchange Act of 1934.

      THCG and its subsidiaries contributed to THCG, LLC all of their direct and indirect rights and interests in any security acquired for investment, or acquired in connection with their provision of venture banking or venture development services, including any related promissory notes, contracts, agreements or instruments. In addition, THCG contributed to THCG, LLC its rights and interests in the stock of its inactive subsidiaries and the promissory note executed by a former executive officer of THCG, which promissory note equaled the aggregate principal sum of approximately $350,000. THCG then contributed to the Trust all of its cash and cash equivalents on hand on the Record Date in excess of approximately $2.1 million and its membership interests in THCG, LLC, certain contract rights, its accounts and certain notes receivable.

      As a result of the establishment of the Trust, THCG no longer owns a substantial amount of the assets reflected on its consolidated balance sheet as of March 31, 2001.

      The Trust will terminate on the earlier of the date of distribution of all of its assets or July 16, 2004, except that the trustees of the Trust may extend termination of the Trust to a later date, but not later than July 16, 2006, if they determine an extension is reasonably necessary either to pay or make provision for then known liabilities or to conserve and protect the Trust's assets for the benefit of the beneficiaries of the Trust.

      THCG signed a definitive agreement ("Definitive Agreement") effective June 29, 2001 to acquire Donald & Co. Securities, Inc., ("Donald & Co."). The acquisition is anticipated to close in August 2001, after the distribution of the Trust in which Donald & Co.'s shareholders did not participate. The transaction is structured as an acquisition of Donald & Co. by THCG. After the transaction, current stockholders of THCG will own approximately 32% and the current shareholders of Donald & Co. will own approximately 68% of the combined company, respectively. A fee of one percent of THCG's common stock will be paid to a finder in connection with the closing of the transaction. A majority of THCG's Board of Directors will change to reflect the change in control. Simultaneously with the execution of the Definitive Agreement, THCG loaned Star Cross, Inc. ("Star Cross"), the sole shareholder of Donald & Co., $400,000 and granted Donald & Co. a license to use part of THCG's premises for which an agreed upon monthly license fee is due and payable commencing July 1, 2001. The loan bears interest at 12% per annum and is repayable on June 30, 2002 or if Star Cross defaults under the license described above. On July 30, 2001, THCG loaned an additional $100,000 to Star Cross on the same terms.

      Donald & Co. is a registered broker dealer and member of the National Association of Securities Dealers, Inc. It is a full service firm offering a variety of services including retail and institutional brokerage, underwritten public offerings and other investment banking activities. Donald & Co. is also engaged in proprietary trading. Donald & Co. and its predecessors have been engaged in the securities business since 1916. The firm's executive office is in New York City and its principal office is in New Jersey. Branch offices are located in New York, Florida, Arizona and Iowa. Donald & Co. presently has approximately 140 employees, including approximately 90 registered representatives. For the years ended September 1998, 1999 and 2000, Donald & Co. generated revenues of $18.9 million, $23.0 million and $24.2 million, respectively. For the eight months ended May 31, 2001, Donald & Co. generated revenues of approximately $9.3 million. At May 31, 2001, Donald & Co. had a net worth of approximately $1.1 million.

Six Months Ended June 30, 2001 compared to the Six Months Ended June 30, 2000

(In thousands, except per share data)

                                                            2001             2000
                                                       -----------        ---------
Net loss from continuing operations                   $   (5,788)         $  (6,685)
Net income (loss) from discontinued operations        $  (23,935)         $   4,379
Net income (loss) available for common stock          $  (29,973)         $  (2,306)

Basic income (loss) per common share:

From continuing operations                            $    (0.45)         $   (0.54)
From discontinued operations                               (1.84)               .35
Net income (loss) per share                           $    (2.29)         $   (0.19)

Diluted income (loss) per common share:

From continuing operations                            $    (0.45)         $   (0.43)
From discontinued operations                               (1.84)              0.28
Net income (loss) per share                           $    (2.29)         $   (0.15)

Revenues

      THCG had no revenues from continuing operations for the six months ended June 30, 2001 and 2000.

Expenses

      Selling, general and administrative expenses for the six months ended June 30, 2001 decreased to $5.8 million from $6.7 million for the six months ended June 30, 2000. In 2001, the major components consisted of $2.2 million of salary and related expenses, $1.7 million of professional fees, $0.8 million of bad debt expense and $0.6 million of occupancy expense. In 2000, the significant expenses consisted of $1.8 million of salary and related expenses, $2.2 million of professional fees, $0.8 million of venture development expenses, $0.8 million of expenses associated with Zinook and $0.3 million of travel and related expenses.

Discontinued Operations

      THCG had revenues from discontinued operations in the six months ended June 30, 2001 in the amount of $2.4 million and expenses of $26.2 million as compared with revenues of $16.5 million and expenses of $11.6 million in the six months ended June 30, 2000.

Three  Months  Ended June 30, 2001  compared to the Three  Months Ended June 30,
2000

(In thousands, except per share data)
                                               2001        2000
                                          -----------   ---------

Net (loss) from continuing operations     $  (2,321)    $(3,678)
Net (loss) from discontinued operations   $  (4,521)    $(1,590)
Net (loss) available for common stock     $  (6,967)    $(5,268)

Basic (loss) per common share:

From continuing operations                $   (0.18)    $ (0.29)
From discontinued operations                  (0.35)      (0.13)
Net (loss) per share                      $   (0.53)    $ (0.42)

Diluted (loss) per common share:

From continuing operations                $    (0.18)   $ (0.29)
From discontinued operations                   (0.35)     (0.13)
Net (loss) per share                      $    (0.53)   $ (0.42)

Revenues

      THCG had no revenues from continuing operations for the three months ended June 30, 2001 and 2000.

Expenses

      Selling, general and administrative expenses for the three months ended June 30, 2001 decreased to $2.3 million from $3.7 million for the three months ended June 30, 2000. In 2001, the major components consisted of $0.5 million of salary and related expenses, $0.8 million of professional fees and $0.3 million of occupancy expense and $0.3 million of write-offs of Zinook's assets. In 2000, the significant expenses were $0.9 million of salary and related expenses, $0.4 million of professional fees, $0.6 million of consulting costs associated with venture development income and $0.8 million of expenses associated with Zinook.

Discontinued Operations

      THCG had revenues from discontinued operations for the three months ended June 30, 2001 in the amount of $0.2 million and expenses of $4.7 million as compared with revenues of $2.2 million and expenses of $4.3 million in the three months ended June 30, 2000.

Liquidity and Capital Resources

      At June 30, 2001 we had cash and cash equivalents and a loan receivable of approximately $1.1 million. In addition, we had restricted cash of approximately $1.1 million.

      During the six months ended June 30, 2001 cash used in operating activities was $5.8 million compared to $4.5 million in the six months ended June 30, 2000.

      Cash used in investing activities was $0.4 million, which was used to purchase furniture, fixtures and leasehold, compared to $1.5 million provided by investing activities in the six months ended June 30, 2000.

      Cash used in financing activities was $0.5 million, which included $0.4 million loaned to Star Cross and $0.1 million for the purchase of treasury stock compared to $5.7 million received from the exercise of warrants in the six months ended June 30, 2000.

      On July 13, 2001 THCG's common stock was delisted from the NASDAQ National Market because it no longer met the continued listing requirements of Nasdaq. THCG's common stock has since been trading on the OTC Bulletin Board.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The primary market risk we faced prior to the establishment of the Trust was the fluctuation in the market value of the securities we held in our venture partner and venture portfolio companies. The market prices for those companies that are publicly held have been very volatile, experiencing wide fluctuations. Our profitability was materially and adversely affected by period-to-period declines in the market values of our venture partner and venture portfolio companies. Historically, we have not generally engaged in hedging transactions to minimize this risk.

      We are not subject to market risk associated with interest risk sensitive instruments because we do not invest in such instruments and we do not enter into hedging transactions.

      Historically, we have had very low exposure to changes in foreign currency exchange rates, and as such, have not used derivative financial instruments to manage foreign currency fluctuation risk. For the six months ended June 30, 2001 and at present, we do not believe that our exposure to changes in foreign currency exchange rates has increased.

                                      -15

      On July 13, 2001 THCG's common stock was delisted from the NASDAQ National Market because it no longer met the continued listing requirements of Nasdaq. THCG's common stock has since been trading on the OTC Bulletin Board.

New Accounting Pronouncements

      In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. In June 2000, the SEC issued SAB No. 101B to defer the effective date of the implementation of SAB No. 101 until the fourth quarter of fiscal year 2000. Management is currently evaluating the impact of adopting this SAB, but does not believe that this SAB will have a material impact on its financial position or its results of operations.

      In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("FAS 141") and No. 142, Goodwill and Other Intangible Assets ("FAS 142"). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.

      Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt FAS 142 effective January 1, 2002. The Company is currently evaluating the effect that adoption of the provisions of FAS 142 that are effective January 1, 2002 will have on its results of operations and financial position.


                                      -16

                                     PART II

                                OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

      The information contained in Item 3 of THCG's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 is hereby incorporated herein by reference.

      For a description of pending material legal proceedings in which the Company is involved, see Note 4 of the Notes to Consolidated Financial Statements.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



                                 THCG, Inc.


                                 By:   /s/ Adi Raviv
                                       ---------------
                                 Name:     Adi Raviv
                                 Title:    Chief Financial Officer (Principal
                                           Financial and Accounting Officer)
                                 Date:     August 14, 2001

OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (b)   Reports on Form 8-K

            None.